Form 10-Q
period 2021-09-30
Opy Acquisition Corp. I
filed 2021-12-10
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission File No.
001- 40968

OPY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	85-2624164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
85 Broad Street
New York, New York 10004
(Address of Principal Executive Offices, including zip code)
(212) 668-8000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	OHAAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	OHAA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OHAAW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes

☐

 No
☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes

☒
   No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of December 10, 2021 there were 12,650,000 shares of Class A common stock, par value $0.0001 per share and 3,162,500 common stock, par value $0.0001 per share
issued and outstanding.

OPY ACQUISITION CORP. I
Quarterly Report on Form
10-Q

Printer to update the table of contents]

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheet as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, and for the period from July 20, 2020 (inception) to September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from July 20, 2020 (inception) to September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows For the nine months ended September 30, 2021 and for the period from July 20, 2020 (inception) to September 30, 2020	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Control and Procedures	16
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

i

Item 1. Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	80,034	25,000

Total current assets	80,034	25,000

OTHER ASSETS
Deferred offering costs	134,190	25,000

Total other assets	134,190	25,000

TOTAL ASSETS	$214,224	$50,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,285	$1,000
Accrued offering costs	22,295	—
Notes payable - related party	205,000	—
Due to affiliates	—	25,000

Total current liabilities	247,580	26,000

TOTAL LIABILITIES	247,580	26,000

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER’S EQUITY (DEFIC I T)
Common stock; $0.0001 par value; 10,000,000 shares authorized; 3,162,500 issued and outstanding (1)(2)	316	316
Additional paid-in capital	24,684	24,684
Accumulated deficit	(58,356)	(1,000)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(33,356)	24,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$214,224	$50,000

(1)	This number includes an aggregate of up to 412,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	Common stock have been retroactively restated to reflect the recapitalization of the Company in the form of a 10% stock dividend (see Note 5).
The accompanying notes are an integral part of these unaudited, condensed financial statements

OPY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period July 20, 2020 (inception) through September 30, 2020
EXPENSES
General and administrative expenses	$47,744	$57,362	$1,000

Total expenses	47,744	57,362	1,000

OTHER INCOME (LOSS)
Interest income	—	6	—

NET LOSS	(47,744)	(57,356)	(1,000)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)(2)	2,750,000	2,750,000	2,750,000

BASIC AND DILUTED NET LOSS PER SHARE	($0.02)	($0.02)	($0.00)

(1)	This number excludes an aggregate of up to 412,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	Common stock have been retroactively restated to reflect the recapitalization of the Company in the form of a 10% stock dividend (see Note 5).
The accompanying notes are an integral part of these unaudited, condensed financial statements

OPY ACQUISITION CORP. I
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Total
			Additional	Accumulated	stockholder’s
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance, December 31, 202 0 (audited)	3,162,500	$316	$24,684	$(1,000)	$24,000
Net loss	—	—	—	(9,612)	(9,612)

Balance, June 30, 2021	3,162,500	$316	$24,684	$(10,612)	$14,388

Net loss	—	—	—	(47,744)	(47,744)
Balance, September 30, 2021	3,162,500	$316	$24,684	$(58,356)	$(33,356)

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Total
			Additional	Accumulated	stockholder’s
	Shares	Amount	paid-in capital	deficit	equity
Balance, July 20, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	3,162,500	316	24,684	—	25,000
Net loss	—		—	(1,000)	(1,000)

Balance, September 30, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

(1)	This number includes an aggregate of up to 412,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	Common stock have been retroactively restated to reflect the recapitalization of the Company in the form of a 10% stock dividend (see Note 5).
The accompanying notes are an integral part of these unaudited, condensed financial statements

OPY Acquisition Corp. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the 9 months ended September 30, 2021	For the period July 20, 2020 (inception) through September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,356)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	19,285	1,000

Net cash flows used in operating activities	(38,071)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Deferred Offering Costs	(81,895)	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from notes payable—related party	175,000	—

Net cash flows provided by financing activities	93,105	25,000

NET CHANGE IN CASH	55,034	25,000

CASH, BEGINNING OF PERIOD	25,000	—

CASH, END OF PERIOD	$80,034	$25,000

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note s payable—related party	$27,295	$—

Deferred offering costs included in accrued offering costs	$22,295	$—

Conversion of due to affiliate through issuance of Notes Payable	$25,000	$—

The accompanying notes are an integral part of these unaudited, condensed financial statements

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 1 – Description of Organization and Business Operations and Liquidity
OPY Acquisition Corp. I (the “Company”) was incorporated in Delaware on July 20, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”)
at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,100,667 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, OPY Acquisition LLC I (the “Sponsor”) generating gross proceeds of $3,051,000 which is described in Note 4.

Simultaneously with the closing the Over-Allotment, the Company consummated the sale of an additional 110,000 Private Placement
Warrants at a price of $1.50 in a private placement to the Sponsor, generating gross proceeds of $165,000 which is described in Note 4.
Offering costs for the IPO amounted to $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs.

Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Warrant or $330,000 of underwriting fees.
Following the closing of the IPO
and the Over-Allotment $
127,765,000

($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codifications
(“ASC”) 480-10-S99, redemption
provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with
ASC 470-20. The
Class A common stock are subject to
ASC 480-10-S99. If
it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the
Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses of approximately $2,059,000 was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that these financial statements were issued, and therefore substantial doubt has been alleviated.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on October 26, 2021 as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on October 29, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of September 30, 2021 and December 31, 2020.
Deferred Offering Costs
The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that will be charged against the carrying value of the Class A Common Stock upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“FASB ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
 unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense
. No
 a
mounts were accrued for the payment of interest and penalties for September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be
 de minimis
 for the three and nine months ended September 30, 2021.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares included an aggregate of 412,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO and the Over-Allotment
on October 29, 2021 and November 5, 2021 respectively,
the Company sold
 an aggregate of

12,650,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half a
redeemable warrant (each, a “Public Warrant”). Each
whole

Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement
Simultaneously with the closing of the IPO, on
October 29, 2021 the Company consummated the issuance and sale (“Private Placement”) of 2,100,667 Private Placement Warrants in a private placement transaction at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,051,000.
Upon the closing of the Over-Allotment on November 5, 2021, the Company consummated a private sale of an additional 110,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $165,000.
Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

The Sponsor and the Company’s officers and directors and other holders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares
of common stock

(the “Founder Shares”) of the Company’s common stock, par value $ 0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of our common stock upon the consummation of this offering. The initial stockholder has agreed to forfeit up to 412,500 Founder Shares to the extent that the over- allotment option is not exercised in full by the underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO.

If the Company increases or decreases the size of the offering, the Company will effect a stock dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the IPO in such amount as to maintain the Founder Share ownership of the Company’s stockholders prior to the IPO at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the IPO.

On November 5, 2021 the underwriters exercised the over-alloment option in full and no Founders shares were forfeited.
The sponsor will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Related Party Loans
On March 30, 2021, the Sponsor loaned the Company an aggregate of up to $75,000 to cover expenses related to the IPO pursuant to a promissory note. On March 31, 2021, the Company and the Sponsor entered into a second promissory note (collectively, the “Notes”) for $30,000 which converted the due to affiliate balance of $25,000 at December 31, 2020 related to the offering costs paid by the Sponsor on the Company’s behalf. On September 15, 2021, the Company and the Sponsor entered into a third promissory note for $100,000 to cover expenses related to the IPO. These loans are non-interest bearing
and payable on the completion of the IPO or June 30, 2022, whichever is earlier. As of September 30, 2021 and December 31, 2020, the Company had $205,000 and $0 respectively of borrowings under the Notes.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital
Loans.

Support Services
The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of September 30, 2021 and December 31, 2020, no amounts have been accrued or paid under this agreement.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period
for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
T
he Company granted the underwriters a 45-day option to purchase up to 1,650,000 Units to cover over-allotments, if any. On November 5, 2021, the underwriters fully exercised the Over-Allotment Option and purchased 1,650,000 additional Units (the “Over-Allotment Units”), generating gross proceeds of $16,500,000.
The underwriters were paid an underwriting fee consisting of 1,466,667 warrants for the IPO and an additiona
l
 220,000
warrants in connection with the Over-Allotment valued at
 $1.50 per warrant or $2,530,000
in the aggregate under the same terms as the
Private Placement Warrants. Additionally, the underwriters were issued an additional 220,000 Private Placement Warrants in addition to the 1,466,667 Private Placement Warrants at closing, for a total of 1,686,667 Private Placement Warrants owned at November 5, 2021.
Risks and Uncertainties
Management is currently evaluating the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26,

2021 the Company is authorized to issue the following classes of stock:
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were no shares of Class A Common stock issued and outstanding.
Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,162,500 shares of common stock issued and outstanding, none of which is subject to forfeiture as the underwriter’s exercised the over-allotment option in full on November 5, 2021
. The
Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
At September 30, 2021 and December 31, 2020, there were no warrants issued and outstanding. Subsequent to IPO, and as of date, the Company has 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding—The
Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 day prior written notice of redemption, which we refer to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of our common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants— Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those common stock is available throughout the 30-day redemption
period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO.
The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that, other than as previously disclosed within in relation to the IPO, Over-Allotment, and Private Placement and discussed below, there were no subsequent events that would require adjustment or disclosure.
Following the closing of the IPO on October 29,

2021 and the Over-Allotment on November 5, 2021, $127,765,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to OPY Acquisition Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to OPY Acquisition LLC I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
OPY Acquisition Corp. I was incorporated in Delaware on July 20, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).
For the three and nine months ended September 30, 2021, we had a net loss of $47,745 and $57,357 respectively which consisted of general and administrative expenses.
Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,100,667 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, OPY Acquisition LLC I (the “Sponsor”) generating gross proceeds of $3,051,000 which is described in Note 4.
The Company granted the underwriters a
45-day
option to purchase up to 1,650,000 Units to cover over-allotments, if any. On November 5, 2021, the underwriters fully exercised the Over-Allotment Option and purchased 1,650,000 additional Units (the “Over-Allotment Units”), generating gross proceeds of $16,500,000.
Upon the closing of the Over-Allotment Option on November 5, 2021, the Company consummated a private sale of an additional 110,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $165,000. As of November 5, 2021, a total of $127,765,000 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Warrants was placed in a U.S. based trust account. As the underwriters’ Over-Allotment Option was exercised in full, 412,500 shares owned by the sponsor are no longer subject to forfeiture.
Offering costs for the IPO amounted to $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Warrant or $330,000 of underwriting fees.
Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid an underwriting fee consisting of 1,686,667 warrants (as the over- allotment option is exercised in full) valued at $1.50 per warrant or $2,530,000 under the same terms as the Private Placement Warrants.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares included an aggregate of 412,500 shares common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1.
The registration statement for the Company’s IPO was declared effective on October 26, 2021 On October 29, 2021, OPY Acquisition Corp. I (the “Company”) the Company consummated the IPO of 11,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,100,667 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, OPY Acquisition LLC I (the “Sponsor”) generating gross proceeds of $3,051,000.
Offering costs for the IPO amounted to $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Warrant or $330,000 of underwriting fees.
Following the closing of the IPO, $111,100,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
The Company granted the underwriters a 45-day option to purchase up to 1,650,000 Units to cover over-allotments, if any. On November 5, 2021, the underwriters fully exercised the Over-Allotment Option and purchased 1,650,000 additional Units (the “Over-Allotment Units”), generating gross proceeds of $16,500,000.
Upon the closing of the Over-Allotment Option on November 5, 2021, the Company consummated a private sale of an additional 110,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $165,000. As of November 5, 2021, a total of $127,765,000 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Warrants was placed in a U.S. based trust account. As the underwriters’ Over-Allotment Option was exercised in full, 412,500 shares owned by the sponsor are no longer subject to forfeiture.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.
Exhibit
Number	Description

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 1, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.4
Warrant Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.1
Letter Agreement, dated October 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.2
Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.3
Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1. 2021).

10.4
Administrative Services Agreement, dated October 26, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.5
Indemnity Agreements, each dated as of October 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.6
Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPY ACQUISITION CORP. I

Date: December 10, 2021	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 10, 2021	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)