Form 10-K
period 2021-12-31
Opy Acquisition Corp. I
filed 2022-03-01
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40968

OPY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	85-2624164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, NY	10004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
668-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	OHAAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	OHAA	The Nasdaq Stock Market LLC

Warrants, each whole Warrant exercisable for one share of Class A Common Stock at $11.50 per share	OHAAW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes
  ☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Auditor Firm ID:	Auditor Name:	Auditor Location:

100	Withum Smith & Brown, PC	New York, NY
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K
or any amendment to this
Form 10-K.
☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐     No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates
of the Registrant was $0.
The number of shares outstanding of the Registrant’s shares of common stock as of February 28, 2022 there were 12,650,000 shares of Class A common stock par value $0.0001 per share and 3,162,500 common stock par value $0.0001 per share of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPY ACQUISITION CORP. I
Annual Report on
Form 10-K
for the Year Ended December 31, 2021

FORWARD LOOKING STATEMENTS
This Annual Report on
Form 10-K
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.	BUSINESS
Introduction
OPY Acquisition Corp. I (“OPY”) is a Delaware company incorporated on July 20, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.
On October 29, 2021, OPY consummated its initial public offering (the “IPO”) of 11,000,000 units (the “Units”), each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half
of one redeemable warrant to purchase one share of Class A Common Stock for $11.50 (“Warrant”). Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with OPY Acquisition LLC I ( the “Sponsor”) of 2,100,667 warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant, generating total proceeds of $3,151,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination.
In connection with the IPO, the Company granted the underwriters the option to purchase an additional 1,650,000 Units (the “Over Allotment Option”). The underwriters opted to exercise the Over-Allotment Option in full and the sale of the additional Units closed on November 5, 2021 resulting in gross proceeds of $16,500,000. In connection with the closing of the Over-Allotment Option, the sponsor purchased an additional 110,000 Private Placement Warrants at $1.50 for total proceeds from the Private Placement of $165,000.
As of November 5, 2021, a total of $127,765,000 of the net proceeds from the IPO, the Private Placements and the Over-Allotment Option were deposited in a trust account established for the benefit of the Company’s public stockholders.
None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination the date that is 18 months after the closing of the IPO, and such amendment is duly approved.
General
We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to pursue targets in the life sciences industry with a primary focus on novel therapeutics, medical devices or services that help improve healthcare outcomes, areas in which our management team, directors and advisors have extensive experience. We believe that the opportunity set of potential targets is significant and we intend to focus on assets based in the US, Europe and Israel. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.
Our Sponsor
Our sponsor is controlled and managed by Oppenheimer Alternative Investment Management LLC, an affiliate of Oppenheimer & Co. Inc., a global full-service brokerage and investment bank. As of December 31, 2021, Oppenheimer provides services from 93 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva,

Switzerland and Puerto Rico. Oppenheimer’s core verticals include investment banking, equity research, sales and trading, asset management and wealth management. Since its inception, Oppenheimer has had a rich legacy in advising healthcare issuers and remains committed to servicing the financial and strategic needs of emerging growth and middle market healthcare clients. The healthcare team at Oppenheimer consists of financial services and healthcare industry veterans with decades of combined experience, as well as trained scientists and physicians . Having completed more than 250 transactions since January 1, 2017, Oppenheimer’s healthcare team is among the most active on Wall Street. Oppenheimer has also established a premier SPAC and PIPE underwriting and advisory franchise. The firm has served as bookrunner on 15 SPAC IPOs, advised on 16 SPAC combinations and served as placement agent on 12 related PIPEs. Oppenheimer brings a network of relationships spanning from academic and clinical research leaders, healthcare executives and entrepreneurs prominent institutional investors. We intend to leverage the resources and relationships of Oppenheimer and our management team to generate an attractive transaction for our shareholders. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.
Our Team and Competitive Strengths
We believe our management team’s backgrounds, and Oppenheimer’s unique sourcing infrastructure, provide us with the ability to identify attractive transactions and target businesses. Our management team, sponsor and affiliates have extensive networks of contacts and corporate relationships that we believe will provide us with an important source of initial business combination opportunities. These networks have provided our management team, sponsor, and affiliates with deal flow that has resulted in numerous transactions. Our special advisor, Michael Margolis, brings more than 20 years of experience in healthcare investment banking along with an extensive network of healthcare company executives and buy side relationships. Our sponsor brings a unique expertise in the healthcare space with significant transaction experience and wide coverage of both private and public healthcare companies. Jonathan Fassberg, vice chairman of healthcare investment banking at Oppenheimer, serves on our board and Michael A. Margolis, senior managing director and head of life sciences investment banking, serves as our Special Advisor. Combined with the resources that Oppenheimer’s platform will bring to bear, we believe our management team and board will leverage these networks and relationships to source potential targets that can thrive as publicly-traded companies. We anticipate that various unaffiliated sources, including family offices, investment market participants, private equity groups, investment banks, consultants, accounting and law firms and large business enterprises will bring target business candidates to our attention.
Management
Jonathan B. Siegel
, our chairman and chief executive officer since June 2021, is a life sciences industry veteran with more than 21 years of experience advising, investing and transacting in the healthcare sector. Mr. Siegel is the founder and chief executive officer of JBS Healthcare Ventures, a firm focused on developing cost effective solutions to improve healthcare outcomes, since its formation in 2017. Previously, he was a partner and healthcare sector head at Kingdon Capital Management, a New York City-based investment management company, from 2011 until 2017. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel has worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School where he published and presented at conferences in the field of Xenotransplantation and as a research assistant at Tufts University School of Medicine. He is also a director at Jaguar Health, Inc. since 2018 and
Sol-Gel
Technologies Ltd since September 2018, both Nasdaq listed companies, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019 and as a director of Napo Therapeutics S.p.A, the majority owned Italian subsidiary of Napo Pharmaceuticals and Jaguar Health, Inc. Previously he served on the board of directors of Lumara Health, a private pharmaceutical company from September 2013 through October 2013 and was a board observer from November 2013 to November 2014. Mr. Siegel received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.
Daniel E. Geffken
has served as our chief financial officer since July 2021. Mr. Geffken was a founder and Managing Director of Danforth Advisors, LLC, or Danforth, a strategic, financial and thought partner to public and private life science companies across all stages of the corporate life cycle. Since its founding in 2011, Danforth has consulted with more than 700 life science companies. Mr. Geffken brings more than 30 years of experience to his work for Danforth clients, ranging from start-ups
to publicly traded companies with $1 billion+ market capitalizations. Mr. Geffken has been the Chief Financial Officer for Phoenix Biotech Acquisition Corp, a blank check company since June 2021. Mr. Geffken served as chief financial officer of Locust Walk Acquisition Corporation (Nasdaq: LWACU), a blank check company from October 2020 to the completion of its business combination with eFFECTOR Therapeutics, Inc. in August 2021, ProMIS Neurosciences (TSX: PMN.TO), a biotechnology company focused on the discovery and development of antibody therapeutics for neurodegenerative diseases, since March 2017, Eloxx Pharmaceuticals, Inc. (Nasdaq: ELOX), a biopharmaceutical company developing novel
RNA-modulating
drug candidates since November 2020, and is currently chief financial officer of or advisor to various life sciences companies including Prilenia Therapeutics Development Corp., Apic Bio Inc., Clear Creek Bio, Inc., Elicio Therapeutics Inc., Dermbiont, Inc. and Calcimedica Inc. Since 2013, he has participated in more than 18 initial public offering filings. He has assisted in raising more than $1 billion in debt and equity securities. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics (Nasdaq: WINT), a biopharmaceutical company and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a public biotechnology company that merged with Arcturus Therapeutics, Inc. (Nasdaq: ARCT). From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus. Mr. Geffken received his BS in Economics from The Wharton School, University of Pennsylvania, and an MBA from Harvard Business School.
Michael A. Margolis, R.Ph.
, serves as our special advisor. Michael joined Oppenheimer & Co. Inc. in 2017 and serves as senior managing director and its head of life sciences. Michael also serves as co-head
of healthcare investment banking. He has over two decades of investment banking experience in the life sciences sectors. Prior to joining Oppenheimer, he served as the head of healthcare investment banking at Roth Capital Partners, LLC and as a managing director at Merriman Holdings, Inc. (also known as Merriman Curhan Ford Group Inc.) Before becoming an investment banker, Michael worked at Novartis Pharmaceuticals Corporation in several roles, including as a director in the Global Business Development and Licensing group. He also served as an equity research analyst at Ursus Capital. He began his career at Eli Lilly & Company as a senior pharmaceutical representative. Michael is a registered pharmacist and holds an MBA from New York University’s Stern School of Business and a BS from Rutgers University, College of Pharmacy.
Directors
David R. Epstein
is an executive partner at Flagship Pioneering, a firm that builds first-in-category
bioplatform companies, a role he has held since January 2017. Mr. Epstein has served as chairman of Axcella Therapeutics since January 2018, chairman of Rubius Therapeutics since January 2017 and chairman of Evelo Biosciences since October 2019. He has also served as a board member at Tarus Therapeutics since June 2020, Woosley Pharma since February 2020, Dynamics Special Purpose Corp since March 2021, Valo Health since July 2019, Three Opinions Foundation since 2018 and as chairman at South Florida’s Pelican Harbor Seabird Station since 2020. From early 2010 to mid-2016
he served as a chief executive officer of Novartis Pharmaceuticals, a division of Novartis AG. Previously, Mr. Epstein founded and led Oncology and Molecular Diagnostics units at Novartis. Under his leadership Novartis’ oncology business grew to be the second largest in the world. Mr. Epstein has over 25 years of extensive drug development, deal execution, commercialization and leadership experience on global scale. Over the course of his career, he led the development and commercialization of over 30 new molecular entities, including major breakthroughs such as Glivec, Tasigna, Gilenya, Afinitor, Cosentyx and Entresto. His teams developed three Prix Galien award winners, and he has mentored several CEOs. FierceBiotech named Mr. Epstein as one of the “25 most influential people in biopharma.” Early in his career, Mr. Epstein was an associate in strategy practice of consulting firm Booz Allen and Hamilton. Mr. Epstein holds a BS in Pharmacy from Rutgers University College of Pharmacy and an MBA in Finance and Marketing from Columbia University Graduate School of Business.
Kim D. Blickenstaff
is the chairman of board of directors of Tandem Diabetes Care, Inc. (“Tandem Diabetes”), a medical device company that develops insulin pumps and other diabetes-related products, since March 2020 and was previously the executive chairman since March 2019. Mr. Blickenstaff has been a member of Tandem Diabetes’ board of directors since September 2007. From September 2007 to March 2020, Mr. Blickenstaff has also served as Tandem Diabetes’ president and chief executive officer. He also serves on the board of Nuvation Bio Inc. since August 2019 Mr. Blickenstaff served as chairman and chief executive officer of Biosite Inc., a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations in June 2007. From 2005 to 2016, Kim served as a director of Medivation, Inc., a biotechnology company, until its acquisition by Pfizer, and as a director of DexCom Inc., a provider of continuous glucose monitoring systems, from June 2001 to September 2007. Kim was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He holds a BA in Political Science from Loyola University, Chicago, and an MBA from the Graduate School of Business, Loyola University, Chicago.

Jonathan B. Fassberg
is vice chairman of healthcare investment banking at Oppenheimer & Co. Inc., where he utilizes his deep experience and extensive contacts across the healthcare spectrum to enhance Oppenheimer’s presence in the sector. Previously, Mr. Fassberg founded The Trout Group, an investor relations firm in the life sciences industry, where he served as chief executive officer from 1996 to 2021. Prior to founding Trout in 1996, Mr. Fassberg was a sell-side analyst at a healthcare-focused investment bank. Before his career on Wall Street, Mr. Fassberg spent four years at DuPont Pharma in various sales and marketing positions. Mr. Fassberg holds a BS in Biology and Chemistry from The University of North Carolina – Chapel Hill and an MBA in finance from New York University’s Stern School of Business.
Barbara L. Weber, M.D.
is president and CEO of Tango Therapeutics, a biotechnology company she co-founded
as a venture partner at Third Rock Ventures (“TRV”) and launched in 2017. Tango (Nasdaq: TNGX) merged with BCTG Acquisition Corp., a special purpose acquisition corporation in August 2021. Dr. Weber is a board-certified medical oncologist with a strong academic track record in cancer genetics and more than 15 years of experience in pharmaceutical drug discovery and development, leading the early development groups for GSK and then Novartis Oncology (development candidate selection to phase III). In her role at TRV, in addition to creating Tango, she was interim chief medical officer for the first 18 months for Neon Therapeutics and led the TRV team building Relay Therapeutics from early seed stage into public launch.
Dr. Weber is a member of the board of directors of Revolution Medicines and Fog Pharma. Prior to joining TRV, Barbara was Senior Vice President and Global Head, Oncology Translational Medicine at Novartis from 2009 to 2015 and Vice President, Oncology Discovery and Translational Medicine at GlaxoSmithKline from 2005 to 2009. Prior to joining the pharmaceutical industry, Dr. Weber was a professor of medicine and genetics at the University of Pennsylvania, leading a clinical and translational research program in cancer genetics. She is an elected member of the American Association of Physicians and the American Society for Clinical Investigation, of which she served as president in 2005 and she has served on the board of directors of both the American Society of Clinical Oncology (“ASCO”) and the American Association for Cancer Research (AACR). Dr. Weber holds a BS in Chemistry and an M.D. from the University of Washington School of Medicine and completed her residency in internal medicine at Yale University. Dr. Weber also completed a fellowship in medical oncology at the Dana-Farber Cancer Institute.
Industry Opportunity
The healthcare industry has experienced explosive growth in recent years fueled by a growing world-wide population burdened with chronic conditions that have resulted in loss of productivity and generated high societal costs as measured by both direct and indirect spending. The Centers for Medicare and Medicaid Services (“CMMS”) estimate that U.S. health care spending grew 4.6 percent in 2019 to $3.8 trillion or $11,582 per person accounting for 17.7% of the nation’s Gross Domestic Product (GDP). The Office of the Actuary in the CMMS projects 2025 U.S. healthcare spend to be approximately $5.55 trillion or 19.9% of GDP.
According to IQVIA, the total global medicine market is expected to grow to about $1.6 trillion by 2025 at a
3-6%
compound annual growth rate (CAGR) through 2025. IQVIA expects the U.S. market on an invoice level to grow
2-5%
over the next five years to $621 billion. On a net price basis, it is forecasted to grow at a
2-5%
CAGR to $399 billion over the next five years as loss of exclusivity and increased penetration of biosimilars will be offset by an average of
54-63
new active substance launches a year totaling
290-315
from 2021-2025. Globally, oncology and immunology are expected to grow faster with a forecasted
9-12%
CAGR. An accelerated understanding of central nervous system diseases as well as the maturity of new biologic modalities beyond traditional small molecules and simple proteins are expected to accelerate such growth. In addition the ability to make genetic changes to human cells both in vitro and in vivo will be a further accelerator of new business opportunity and product launches. IQVIA estimates that by 2025, developed markets specialty medicine spend will approach 60% as compared to 47% in 2020.
Clinical trial activity during 2020 continued at historically high levels — especially in oncology — despite significant disruption and reprioritization toward
COVID-19
vaccines and therapeutics. According to IQVIA, research and development expenditures into clinical development have reached record levels in the healthcare space, with venture capital inflows increasing by 50% over 2019 levels.
According to the USA Life Sciences Database, over 17,000 life science companies are in existence in the United States with nearly 8,500 in our target sub-sectors.
With approximately 1,800 public healthcare companies in the United States, we believe there is ample room for new public entities that can access public equity markets efficiently to support growth and a lower cost of capital to fund development and commercialization. With PitchBook Data reporting nearly $30 billion raised in private markets from 420 companies from 2020 through the first quarter of 2021, we believe a large segment of these entities will look for both traditional (IPO) and non-traditional
(i.e. SPACs/Reverse Mergers) opportunities to become publicly traded companies in the near term.

Investment Criteria
While we have the flexibility to acquire a business in any industry, our focus will be on the healthcare and healthcare related industries in the North America, Europe and Israel. We believe the healthcare industry, particularly the life sciences, medical technology and healthcare services sectors, are attractive and will present opportunities to create shareholder value.
We have identified the following general criteria and guidelines that we believe are important in evaluating the potential success of prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines if our team believes there is a strong opportunity for value creation.
These investment criteria include:

•
Address significant unmet medical need. Developing differentiated products or services that address unmet medical needs and therefore represent significant growth opportunities serving the markets in which they operate. In addition, the target’s ability to sell efficiently into these markets is a key consideration.

•
Propriety technology. Strong competitive position through the development of proprietary technology, intellectual property and know-how
to allow the realization of a target company’s full value potential.

•	Scalable platform. A technology or process that can be leveraged to pursue multiple value creating opportunities, providing the opportunity for sustainable long-term pipeline and business growth.

•	Compelling data or real world outcomes. Strong data suggesting the target’s products or services can provide clinically meaningful benefit to patients.

•	Near-to mid-term value creating catalysts. Meaningful milestones that will drive value appreciation for shareholders following a business combination.

•	Ability to drive growth with additional capital. Benefits from access to the capital markets and has the ability leverage a public currency to grow organically or through acquisitions.

•
Favorable financial profile. Focus on opportunities with attractive risk adjusted returns based on measurable metrics including total addressable markets, discounted cash flow, and probabilities of success.

•
Strong management team. Public-ready, seasoned management team with proven ability to operate and grow companies. Biotechnology requires a set of skills, integrated across a leadership team that is highly functioning and able to pivot in the face of new scientific data or changes in market dynamics

These criteria are not intended to be exhaustive. Our board of directors may base its evaluation of the merits of a particular initial business combination, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our board of directors considers relevant. When we enter into our initial business combination, we will disclose the above criteria that the target business meets and those that it does not meet, as well as the other criteria and considerations that were material to our board of directors’ decision to approve the transaction, in our stockholder communications related to our initial business combination, which, as discussed herein, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Acquisition Strategy
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, our evaluation of the target’s products, market potential and ability to access the market efficiently, meetings with incumbent management and employees, speaking to counsel, auditors, customers and suppliers of the target business, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.
We are not prohibited from pursuing an initial business combination with a company that is affiliated or has a business relationship with Oppenheimer, our sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Oppenheimer, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm or other independent valuation or appraisal firm that regularly renders valuation opinions, that such initial business combination is fair to our unaffiliated stockholders from a financial point of view. In the event we seek to complete our initial business combination with a company that has one or more business relationships with Oppenheimer, our sponsor, officers or directors, we will disclose the nature of such relationship(s).
Members of our management team own beneficially a portion of our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business for our initial business combination. Employees of Oppenheimer, some of whom provide investment banking services to us, may also own beneficially our securities or have an ownership interest in our sponsor. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Our management team and Oppenheimer are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions with respect to a business combination transaction. Additionally, we have not, nor has anyone on our behalf, taken any substantive measures to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate
As described below in “—Sourcing of Potential Business Combination Targets” and “Management—Differing Interests,” each of our officers and directors presently has, and any of them in the future may have fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities at the same time as or prior to offering such opportunity to us. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that could be suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities simultaneously with or prior presenting it to us, and may only present it to us if such entities reject the opportunity and he or she thereafter determines to present the opportunity to us (including as described in “—Sourcing of Potential Business Combination Targets”). Further, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to undertake.
While Oppenheimer will not have any duty to offer acquisition opportunities to us, Oppenheimer may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. Oppenheimer is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Oppenheimer provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth
individuals. Oppenheimer acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Oppenheimer advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Additionally, investors should expect that we will engage Oppenheimer for services as a financial advisor in connection with identifying and investigating potential targets for and negotiating our business combination and raising any additional capital that we require to consummate such transaction. Oppenheimer may face decisions that arise from Oppenheimer’s sponsorship of our company, its provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by Oppenheimer for its own account. In performing services for other clients and when acting for its own account, Oppenheimer may take commercial steps that have an adverse effect on us. Any of Oppenheimer’s financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Oppenheimer or its clients or counterparties may at times be adverse to ours.
We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Oppenheimer, or policies applicable to Oppenheimer, will materially affect our ability to complete our initial business combination.
Initial Business Combination
Nasdaq rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, taxes payable on income earned on funds deposited and excluding the amount of any business combination marketing fee) at the time of the agreement to enter into such initial business combination. We refer to this as the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, an independent accounting firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.
We anticipate structuring our initial business combination so that we will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that we own or acquire less than 100% of such interests or assets in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act of 1940, as amended or as an investment adviser under the Investment Advisers Act of 1940, as amended. If we own or acquire 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination, or both. As a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, we will value only the portion of such business or businesses that we own or acquire for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the equity interests or assets of all of the businesses that we acquire. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.
Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the two director designees of our sponsor, to approve our initial business combination.

Sourcing of Potential Business Combination Targets
We anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Such unaffiliated sources may bring target business candidates to our attention as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to the completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor, officers, directors or their affiliates be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) except as described herein. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with or has a business relationship with Oppenheimer, our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view. In the event we seek to complete our initial business combination with a company that has one or more business relationships with Oppenheimer, our sponsor, officers or directors, we will disclose the nature of such relationship(s).
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once we complete a proposed business combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. Public reporting status can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. Finally, it offers the target’s shareholders a path to valuing and liquidating their investment in the target.

Financial Position
With funds available for a business combination initially in the amount of $127,765,000 assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. This amount includes up to $4,427,500 of the business combination marketing fee payable to Oppenheimer & Co. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.
Effecting our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following this offering. We intend to effect our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If we pay the consideration for our initial business combination and any redemptions of our public shares using equity or debt or not all of the funds released from the trust account, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Our management team and Oppenheimer are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with us. Please see “—Sourcing of Potential Business Combination Targets” for additional information regarding limitations on our access to investment opportunities sourced by business units of Oppenheimer. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.
We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities (including pursuant to a specified future issuance) or debt securities or loans (including from Oppenheimer or its affiliates), and we may effect our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.
In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately (including pursuant to a specified future issuance) or through loans (including from Oppenheimer or its affiliates) in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Selection of a target business and structuring of our initial business combination
Nasdaq rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, taxes payable on income earned on the funds deposited, and excluding the amount of any business combination marketing fee) at the time of the agreement to enter into such initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, accounting firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the equity interests or assets of all of the businesses that we acquire. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs we incur with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Competition
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, companies operating in our target industries, and other entities, domestic and international, competing for the types of businesses we intend to acquire.
Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Many of these competitors have access to capital on better financial and operational terms than we expect to have at the time of our initial business combination. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of this offering, the sale of the private placement warrants and additional capital that we raise later, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor or any of its affiliates (including Oppenheimer) may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, target businesses may not view favorably our obligation to pay cash for the shares that our public stockholders have the right to redeem, or our outstanding warrants and the future dilution they potentially represent. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.
Lack of business diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services which may not have regulatory approval or intellectual property protection.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
Limited ability to evaluate the target’s management team
Although we intend to scrutinize the management of a prospective target business closely when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-business combination company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination in consultation with and as part of our negotiations with the target.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders may not have the ability to approve our initial business combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•
we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly (or such persons collectively have a 10% or greater interest), in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of common stock, or securities convertible into or exercisable for common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted purchases and other transactions with respect to our securities
In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), we, our sponsor, our directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. Neither we, nor to our knowledge, any of them have any current commitment, plan or intention to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public
information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public
information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule
10b5-1
plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule
10b5-1
plan or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. Any such transactions may require us to redeem shares at times after the closing of the initial business combination, which would reduce the cash we have available for our business plans.
In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
We and our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that we or they may identify the stockholders with whom we, our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us or them directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that we, our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private transaction, we or they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares or reach an agreement not to redeem them based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction and the timing of its consummation may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by us, our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will be restricted unless such purchases are made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. We and our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act.
Redemption rights for public stockholders upon completion of our initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable pursuant to the business combination marketing agreement. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of conducting redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination (including, potentially, with the same target).
If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available through the SEC’s EDGAR system, to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted at a meeting of stockholders at which a quorum is present or represented by proxy are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements could permit a minority of our voting shares to approve an initial business combination and may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors has entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).
Limitation on redemption upon completion of our initial business combination if we seek
Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering stock certificates in connection with a tender offer or redemption rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” either to tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders through the SEC’s EDGAR system well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 18 months from the closing of this offering or during any Extension Period.
Redemption of public shares and liquidation if no initial business combination
Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of this offering to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time period. However, if our sponsor or any of our officers, directors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame to complete our initial business combination.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the estimated $1,465,000 of proceeds from the IPO initially held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of this offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share
redemption amount received by stockholders upon our dissolution would be $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-
share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account (including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver). If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account resulting from reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that a court refuses to enforce an executed waiver, our sponsor will not be responsible to the extent of any liability for such third-party claims. Our sponsor lacks sufficient funds to satisfy its indemnity obligations; our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below: (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account resulting from reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the independent directors may decide that the cost of such legal action is too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that because of claims of creditors the actual value of the per-share
redemption price will not be substantially less than $10.10 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account from claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to an estimated $1,465,000 from the proceeds of this offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $586,000, we may fund such excess from the funds not held in the trust account. In such case, the amount we hold outside the trust account will decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $586,000, the amount we hold outside the trust account will increase by a corresponding amount.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The Company believes that the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares (in the event we do not complete our initial business combination within the required time period) would be a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party may bring claims against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before it makes any liquidating distributions to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred under Delaware law after the third anniversary of the dissolution.
If we do not complete our initial business combination within the required time period but the distribution to our public stockholders upon the redemption of our public shares is not considered a liquidating distribution under Delaware law and such redemption distribution is unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the distribution instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within 18 months from the closing of this offering, or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and we do not intend to comply with the procedures specified in Section 280 of the DGCL. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims and claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.
As a result of obtaining these waivers, the claims that could be made against us are significantly limited and we believe that the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.10 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account resulting from reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in the prospectus for our IPO; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of this offering, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s vote in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

•
prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•
if we have not completed our initial business combination within 18 months from the closing of this offering, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 50% of our outstanding shares of Class A common stock and common stock, voting together.
Additionally, our amended and restated certificate of incorporation will provide that, prior to our initial business combination, only holders of our common stock will have the right to vote on the election of directors and that holders of a majority of the outstanding shares of our common stock may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.
Facilities
We currently maintain our executive offices at 85 Broad Street, New York, New York, 10004. The cost for this space is included in the up to $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote to us in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements that our independent registered public accounting firm audit and report on.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A.	RISK FACTORS
As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We currently maintain our executive offices at 85 Broad Street, New York, NY 10004. Our executive offices are provided to us by our Sponsor. On October 29, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “OHAAU” on October 27, 2021. The shares of Class A common stock and warrants comprising the units began separate trading on Nasdaq on December 20, 2021, under the symbols “OHAA” and “OHAAW”, respectively.
Holders of Record
As of December 31, 2021, there were 12,650,000 shares of Class A common stock held of record by one stockholder and 3,162,500 shares of our Common Stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On October 29, 2021, OPY consummated its initial public offering (the “IPO”) of 11,000,000 units (the “Units”), each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half
of one redeemable warrant to purchase one share of Class A Common Stock for $11.50 (“Warrant”). Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with OPY Acquisition LLC I ( the “Sponsor”) of 2,100,667 warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant, generating total proceeds of $3,151,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination.
In connection with the IPO, the Company granted the underwriters the option to purchase an additional 1,650,000 Units (the “Over Allotment Option”). The underwriters opted to exercise the Over-Allotment Option in full and the sale of the additional Units closed on November 5, 2021 resulting in gross proceeds of $16,500,000. In connection with the closing of the Over-Allotment Option, the sponsor purchased an additional 110,000 Private Placement Warrants at $1.50 for total proceeds from the Private Placement of $165,000.
As of November 5, 2021, a total of $127,765,000 of the net proceeds from the IPO and the Private Placements were deposited in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination the date that is 18 months after the closing of the IPO, and such amendment is duly approved.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	[RESERVED]
Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on
Form 10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on
Form 10-K.
Overview
We are a blank check company incorporated on July 20, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
The outbreak of the
COVID-19
coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not
COVID-19
affects their business operations. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the year ended December 31, 2021, we had a net loss of $347,103, which primarily consists of operating expenses of $324,544, and accrual of Delaware franchise taxes of $34,902, offset by interest earned on marketable securities held in the Trust Account of $8,675. For the period from July 20, 2020 (inception) through December 31, 2020, we incurred a net loss of $1,000.
Liquidity and Capital Resources
On October 29, 2021, we consummated the IPO of 11,000 units and on November 5, 2021 the underwriters fully exercised their over-allotment option for an additional 1,650,000 units, in each case, at $10.00 per unit, generating gross proceeds of $126,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,210,667 private placement warrants to the sponsor at a price of $1.50 per warrant, generating gross proceeds of $3,316,000. In connection with the exercise of the Over-Allotment, our sponsor purchased an additional 110,000 private placement warrants at $1.50 per warrant for additional proceeds of $165,000.
Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business

Combination and (ii) the distribution of the Trust Account. We incurred $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting fees.
For the year ended December 31, 2021, cash used in operating activities was $975,653. Net Cash used in investing activities was $127,765,000 and Net cash provided by financing activities was $129,386,651 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.
At December 31, 2021, we had cash and marketable securities held in the trust account of $127,771,830. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $670,988 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to make disclosures under this Item.
Item 8. Financial Statements and Supplementary Data
Our financial statements and the notes thereto begin on page
F-1
of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on
Form 10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and
15d-15(f) of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and executive officers as of February 28, 2022.

Name	Age	Position
Jonathan B. Siegel	48	Chairman and Chief Executive Officer
Daniel E. Geffken	65	Chief Financial Officer
David R. Epstein	60	Director
Kim D. Blickenstaff	69	Director
Jonathan B. Fassberg	55	Director
Barbara L. Weber	65	Director
Below is a summary of the business experience of each our executive officers and directors:
Jonathan B. Siegel
, our chairman and chief executive officer since June 2021, is a life sciences industry veteran with more than 21 years of experience advising, investing and transacting in the healthcare sector. Mr. Siegel is the founder and chief executive officer of JBS Healthcare Ventures, a firm focused on developing cost effective solutions to improve healthcare outcomes, since its formation in 2017. Previously, he was a partner and healthcare sector head at Kingdon Capital Management, a New York City-based investment management company, from 2011 until 2017. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel has worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School where he published and presented at conferences in the field of Xenotransplantation and as a research assistant at Tufts University School of Medicine. He is also a director at Jaguar Health, Inc. since 2018 and
Sol-Gel
Technologies Ltd since September 2018, both Nasdaq listed companies, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019 and as a director of Napo Therapeutics S.p.A, the majority owned Italian subsidiary of Napo Pharmaceuticals and Jaguar Health, Inc. Previously he served on the board of directors of Lumara Health, a private pharmaceutical company from September 2013 through October 2013 and was a board observer from November 2013 to November 2014. Mr. Siegel. Jonathan received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.
We believe Mr. Siegel is qualified to serve on our board due to his significant healthcare investing experience.
Daniel E. Geffken
has served as our chief financial officer since July 2021. Mr. Geffken was a founder and Managing Director of Danforth Advisors, LLC, or Danforth, a strategic, financial and thought partner to public and private life science companies across all stages of the corporate life cycle. Since its founding in 2011, Danforth has consulted with more than 700 life science companies. Mr. Geffken brings more than 30 years of experience to his work for Danforth clients, ranging from start-ups
to publicly traded companies with $1 billion+ market capitalizations. Mr. Geffken has been the Chief Financial Officer for Phoenix Biotech Acquisition Corp, a blank check company since June 2021. Mr. Geffken served as chief financial officer of Locust Walk Acquisition Corporation (Nasdaq: LWACU), a blank check company from October 2020 to the completion of its business combination with eFFECTOR Therapeutics, Inc. in August 2021, ProMIS Neurosciences (TSX: PMN.TO), a biotechnology company focused on the discovery and development of antibody therapeutics for neurodegenerative diseases, since March 2017, Eloxx Pharmaceuticals, Inc. (Nasdaq: ELOX), a biopharmaceutical company developing novel
RNA-modulating
drug candidates since November 2020, and is currently chief financial officer of or advisor to various life sciences companies including Prilenia Therapeutics Development Corp., Apic Bio Inc., Clear Creek Bio, Inc., Elicio Therapeutics Inc., Dermbiont, Inc. and Calcimedica Inc. Since 2013, he has participated in more than 18 initial public offering filings. He has assisted in raising more than $1 billion in debt and equity securities. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics (Nasdaq: WINT), a biopharmaceutical company and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a public biotechnology company that merged with Arcturus Therapeutics, Inc. (Nasdaq: ARCT). From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus. Mr. Geffken received his BS in Economics from The Wharton School, University of Pennsylvania, and an MBA from Harvard Business School from Harvard Business School.

Directors
David R. Epstein
is an executive partner at Flagship Pioneering, a firm that builds first-in-category
bioplatform companies, a role he has held since January 2017. Mr. Epstein has served as chairman of Axcella Therapeutics since January 2018, chairman of Rubius Therapeutics since January 2017 and chairman of Evelo Biosciences since October 2019. He has also served as a board member at Tarus Therapeutics since June 2020, Woosley Pharma since February 2020, Dynamics Special Purpose Corp since March 2021, Valo Health since July 2019, Three Opinions Foundation since 2018 and as chairman at South Florida’s Pelican Harbor Seabird Station since 2020. From early 2010 to mid-2016
he served as a chief executive officer of Novartis Pharmaceuticals, a division of Novartis AG. Previously, Mr. Epstein founded and led Oncology and Molecular Diagnostics units at Novartis. Under his leadership Novartis’ oncology business grew to be the second largest in the world. Mr. Epstein has over 25 years of extensive drug development, deal execution, commercialization and leadership experience on global scale. Over the course of his career, he led the development and commercialization of over 30 new molecular entities, including major breakthroughs such as Glivec, Tasigna, Gilenya, Afinitor, Cosentyx and Entresto. His teams developed three Prix Galien award winners, and he has mentored several CEOs. FierceBiotech named Mr. Epstein as one of the “25 most influential people in biopharma.” Early in his career, Mr. Epstein was an associate in strategy practice of consulting firm Booz Allen and Hamilton. Mr. Epstein holds a BS in Pharmacy from Rutgers University College of Pharmacy and an MBA in Finance and Marketing from Columbia University Graduate School of Business.
We believe Mr. Epstein is qualified to serve on our board due to his experience in drug development, deal execution and executive leadership.
Kim D. Blickenstaff
is the chairman of board of directors of Tandem Diabetes Care, Inc. (“Tandem Diabetes”), a medical device company that develops insulin pumps and other diabetes-related products, since March 2020 and was previously the executive chairman since March 2019. Mr. Blickenstaff has been a member of Tandem Diabetes’ board of directors since September 2007. From September 2007 to March 2020, Mr. Blickenstaff has also served as Tandem Diabetes’ president and chief executive officer. He also serves on the board of Nuvation Bio Inc. since August 2019. Mr. Blickenstaff served as chairman and chief executive officer of Biosite Inc., a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations in June 2007. From 2005 to 2016, Kim served as a director of Medivation, Inc., a biotechnology company, until its acquisition by Pfizer, and as a director of DexCom Inc., a provider of continuous glucose monitoring systems, from June 2001 to September 2007. Kim was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He holds a BA in Political Science from Loyola University, Chicago, and an MBA from the Graduate School of Business, Loyola University, Chicago.
We believe that Mr. Blickenstaff is qualified to serve on our board due to his extensive experience as an operator and board member in the healthcare sector.
Jonathan B. Fassberg
is vice chairman of healthcare investment banking at Oppenheimer, where he utilizes his deep experience and extensive contacts across the healthcare spectrum to enhance Oppenheimer’s presence in the sector. Previously, Mr. Fassberg founded The Trout Group, an investor relations firm in the life sciences industry, where he served as chief executive officer from 1996 to 2021. Prior to founding Trout in 1996, Mr. Fassberg was a sell-side analyst at a healthcare-focused investment bank. Before his career on Wall Street, Mr. Fassberg spent four years at DuPont Pharma in various sales and marketing positions. Mr. Fassberg holds a BS in biology and chemistry from The University of North Carolina – Chapel Hill and an MBA in finance from New York University’s Stern School of Business.
We believe Mr. Fassberg is qualified to serve on our board as a result of his decades of investor relations experience and extensive network within the healthcare investing community.
Barbara L. Weber, M.D.
is president and CEO of Tango Therapeutics, a biotechnology company she co-founded
as a venture partner at Third Rock Ventures (“TRV”) and launched in 2017. Tango (Nasdaq: TNGX) merged with BCTG Acquisition Corp., a special purpose acquisition corporation in August 2021. Dr. Weber is a board-certified medical oncologist with a strong academic track record in cancer genetics and more than 15 years of experience in pharmaceutical drug discovery and development, leading the early development groups for GSK and then Novartis Oncology (development candidate selection to phase III). In her role at TRV, in addition to creating Tango, she was interim chief medical officer for the first 18 months for Neon Therapeutics and led the TRV team building Relay Therapeutics from early seed stage into public launch.

Dr. Weber is a member of the board of directors of Revolution Medicines and Fog Pharma. Prior to joining TRV, she was Senior Vice President and Global Head, Oncology Translational Medicine at Novartis from 2009 to 2015 and Vice President, Oncology Discovery and Translational Medicine at GlaxoSmithKline from 2005 to 2009. Prior to joining the pharmaceutical industry, Dr. Weber was a professor of medicine and genetics at the University of Pennsylvania, leading a clinical and translational research program in cancer genetics. She is an elected member of the American Association of Physicians and the American Society for Clinical Investigation, of which she served as president in 2005 and she has served on the board of directors of both the American Society of Clinical Oncology (“ASCO”) and the American Association for Cancer Research (“AACR”). Dr. Weber holds a BS in Chemistry and an M.D. from the University of Washington School of Medicine and completed her residency in internal medicine at Yale University. Dr. Weber also completed a fellowship in medical oncology at the Dana-Farber Cancer Institute.
We believe Dr. Weber is qualified to serve on our board due to her experience as a venture partner in healthcare and her experience as an oncologist.
Special Advisor
Michael A. Margolis, R.Ph.,
serves as our special advisor. Michael joined Oppenheimer & Co. Inc. in 2017 and serves as senior managing director and its head of life sciences. Michael also serves as co-head
of healthcare investment banking. He has over two decades of investment banking experience in the life sciences sectors. Prior to joining Oppenheimer, he served as the head of healthcare investment banking at Roth Capital Partners, LLC and as a managing director at Merriman Holdings, Inc. (also known as Merriman Curhan Ford Group Inc.) Before becoming an investment banker, Michael worked at Novartis Pharmaceuticals Corporation in several roles, including as a director in the Global Business Development and Licensing group. He also served as an equity research analyst at Ursus Capital. He began his career at Eli Lilly & Company as a senior pharmaceutical representative. Michael is a registered pharmacist and holds an M.B.A. from New York University’s
Stern School of Business and a BS from Rutgers University, College of Pharmacy.
Officer and Director Qualifications
Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.
We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.
Board Committees
The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on
Form S-1
on October 8, 2021.
Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are Mr. Blickenstaff, Mr. Epstein and Dr. Weber. Mr. Blickenstaff serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Blickenstaff qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The Audit Committee held [one] meeting during 2021.
We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Blickenstaff, Mr. Epstein and Dr. Weber. Mr. Epstein serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mr. Blickenstaff, Mr. Epstein and Dr. Weber. Dr. Weber serves as chair of the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Code of Ethics
We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Investors should be aware of the following potential conflicts of interest:

•
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing
fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing
fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing
fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing
fiduciary obligations and any successors to such entities have declined to accept such opportunities.
In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing
fiduciary or contractual obligations he might have.
Code of Ethics
We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.
Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION
Employment Agreements
We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation
No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket
expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of December 31, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of December 31, 2021, we had 15,812,500 shares of common stock issued and outstanding.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of December 31, 2021.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
OPY Acquisition LLC I	3,162,500	20.0%
Jonathan B. Siegel	—	*
Daniel E. Geffken	—	*
David R. Epstein	—	*
Kim D. Blickenstaff	—	*
Jonathan B. Fassberg	—	*
Barbara L. Weber	—	*
All directors and executive officers as a group (6 individuals)	—	* %
Holders of 5% of more of our Common Stock
Sculptor Capital LP (4)	850,000	5.4%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o OPY Acquisition Corp. I, 85 Broad Street, New York, NY 10004.
(2)	Based on a Schedule 13G filed with the SEC on November 12, 2021. The holder’s address is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(3)	Based on a Schedule 13G filed with the SEC on November 8, 2021. The holder’s address is 3 Columbus Circle, Suite 2205, New York, NY 10019.
(4)	Based on a Schedule 13G filed with the SEC on November 23, 2021. The holder’s address is 9 West 57th Street, New York, New York 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In August, 2020, our sponsor purchased 2,875,000 founder shares for $25,000, resulting in an effective purchase price per share of approximately $0.0087. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. In connection with the increase in the size of the offering, on October 26, 2021 we declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 so as to maintain the number of founder shares at 20% of the outstanding shares of our common stock upon the consummation of this offering, resulting in an effective purchase price per founder share after the stock dividend of approximately $0.0079.
Our sponsor purchased an aggregate of 2,210,667 private placement warrants in the IPO and the over-allotment exercise at a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the IPO and the over-allotment option. As such, our sponsor’s interest in this transaction is valued at $3,316,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.
As described in “Business—Sourcing of Potential Business Combination Targets” and “Management—Differing Interests,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.
We entered into an Administrative Services Agreement pursuant to which we will also pay our sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, our sponsor will be paid a total of up to $180,000 (up to $10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket
expenses.
We will reimburse our sponsor, officers and directors and any of their respective affiliates for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans made to us may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, the combined company may pay members of our management team who remain with us, if any, consulting, management or other fees, with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that we will know the amount of such compensation at the time we distribute such tender offer materials or at the time we hold a stockholder meeting to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a letter agreement with our sponsor, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of this offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of this offering, or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions.
We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, underwriters’ warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Principal Stockholders—Registration Rights.”
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, our board of directors did not review, approve or ratify the transactions discussed above in accordance with any such policy.
We have adopted our Code of Ethics requiring us to avoid, wherever possible, conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the Code of Ethics that we adopted is filed as an exhibit to the registration statement filed in connection with our IPO.
In addition, pursuant to a written charter, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. Our audit committee will require the affirmative vote of a majority of its members present at a meeting at which a quorum is present in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We will not pay finder’s fees, reimbursements or cash payments to our sponsor, officers or directors or our or any of their respective affiliates for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of this offering or the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	payment to an affiliate of our sponsor of a total of up to $10,000 per month, for up to 18 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•
payment to Oppenheimer of its underwriting commission, fees for any financial advisory, placement agency or other similar investment banking services provided by it to our company, and reimbursement of Oppenheimer for any out-of-pocket
expenses incurred by Oppenheimer in connection with the performance of such services; and

•
repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans made to us may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.

We may fund these payments using the net proceeds of the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10—Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Public Accounting Fees
During the fiscal year ended December 31, 2021 and the period from July 20, 2020 (inception) through December 31, 2020, the firm of WithumSmith+Brown, PC, has acted as our principal independent registered public accounting firm.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by WithumSmith+Brown PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown PC for professional services rendered, which all commenced in 2021, for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods, the registration statement, the closing
8-K
and other required filings with the SEC for the period from July 20, 2020 (inception) through December 31, 2020 and for the fiscal year ended December 31, 2021 totaled $133,385. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
We did not pay WithumSmith+Brown PC for consultations concerning financial accounting and reporting standards for the fiscal year ended December 31, 2021 and the period from July 20, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay WithumSmith+Brown PC for tax planning and tax advice for the fiscal year ended December 31, 2021 and the period from July 20, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay WithumSmith+Brown PC for other services for the fiscal year ended December 31, 2021 and for the period from July 20, 2020 (inception) through December 31, 2020.
Pre-Approval
of Services
Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve
all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
OPY Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of OPY Acquisition Corp. I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from July 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
February 28, 2022
PCAOB ID Number 100

OPY ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$670,998	$25,000
Prepaid expenses and other assets	388,711

Total current assets	1,059,709	25,000

OTHER ASSETS
Prepaid expenses and other assets	300,657	—
Deferred tax asset	5,506	—
Deferred o ffering costs	—	25,000
Investments held in Trust Account	127,771,830	—

TOTAL ASSETS	$129,137,702	$50,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,252	$1,000
Franchise Tax Payable	34,902	—
Due to Affiliate	20,000	25,000

Total current liabilities	99,154	26,000

Total liabilities	99,154	26,000

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 12,650,000 shares at redemption value of $10.10 per share	127,765,000	—
STOCKHOLDER S ’ EQUITY
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 12 , 650 ,000 shares subject to possible redemption)	—	—
Common stock; $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding (1)	316	316
Additional paid-in capital	1,621,335	24,684
Accumulated deficit	(348,103)	(1,000)

Total stockholders’ equity	1,273,548	24,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,137,702	$50,000

(1)
Includes up to 412,500 Founder Shares subject to forfeiture to the extent that the over allotment option is not exercised in full or part by the underwriter. The underwriters exercised the over-allotment option in full, and no Founders Shares were forfeited. (see Note 5).

The accompanying notes are an integral part of these financial statements

OPY ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period July 20, 2020 (inception) through December 31, 2020

OPERATING EXPENSES
General and administrative	$324,544	$1,000
Franchise tax	34,902	—

Total expenses	359,446	1,000

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account and other interest	6,837	—

Total other income	6,837	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(352,609)	(1,000)
Income tax expense (benefit)	(5,506)	—

NET LOSS	$(347,103)	$(1,000)

Weighted average shares outstanding of Class A common stock	2,186,438	—

Basic and diluted net income per share, Class A	$(0.07)	$—

Weighted average shares outstanding of common stock (1)	2,814,418	3,162,500

Basic and diluted net loss per share, common stock	$(0.07)	$—

(1)
Excludes up to 412,500 Founder Shares subject to forfeiture to the extent that the over allotment option is not exercised in full or part by the underwriter. The underwriters exercised the over-allotment option in full, and no Founders Shares were forfeited. (see Note 5).

The accompanying notes are an integral part of these financial statements

OPY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock
	Class A		Common stock
					Additional paid-in capital		Total stockholders’ equity
	Shares	Amount	Shares	Amount		Accumulated deficit
Balance, July 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B stock to Sponsor (1)	—	—	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance, December 31, 2020 (audited)	—	—	3,162,500	316	24,684	(1,000)	24,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	8,222,809	—	8,222,809
Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	3,304,770	—	3,304,770
Accretion for Class A Common Stock to redemption value	—	—	—	—	(9,930,928)	—	(9,930,928)
Net loss	—	—	—	—	—	(347,103)	(347,103)

Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548

(1)
Includes to 412,500 Founder Shares subject to forfeiture to the extent that the over allotment option is not exercised in full or part by the underwriter. The underwriters exercised the over-allotment option in full, and no Founders Shares were forfeited. (see Note 5).

The accompanying notes are an integral part of these financial statements

OPY ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period July 20, 2020 (inception) through December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,103)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(6,830)	—
Deferred tax asset	(5,506)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(689,368)	—
Due to Affiliates	(5,000)	—
Accounts payable and accrued expenses	43,252	1,000
Franchise Tax Payable	34,902	—

Net cash flows used in operating activities	(975,653)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(127,765,000)	—

Net cash flows used in investing activities	(127,765,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock Sponsor	—	25,000
Proceeds from initial public offering, net of underwriters’ discount	126,500,000	—
Proceeds from private placement	3,316,000	—
Proceeds from notes payables	205,000	—
Payment of notes payables	(205,000)
Payment of offering costs	(429,349)	—

Net cash flows provided by financing activities	129,386,651	25,000

NET CHANGE IN CASH	645,998	25,000

CASH, BEGINNING OF THE YEAR	25,000	—

CASH, END OF THE YEAR	$670,998	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs paid directly by affiliates	$—	$25,000
The accompanying notes are an integral part of these financial statements

OPY ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,100,667 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, OPY Acquisition LLC I (the “Sponsor”) generating gross proceeds of $3,151,000 which is described in Note 4. Simultaneously with the closing the Over-Allotment, the Company consummated the sale of an additional 110,000 Private Placement Warrants at a price of $1.50 in a private placement to the Sponsor, generating gross proceeds of $165,000 which is described in Note 4.
Offering costs for the IPO amounted to $2,654,349,
consisting of $2,200,000 underwriting fees
(1,466,667 Private Placement Warrants valued at $1.50 per Private Placement
Warrant was issued to the underwriters in lieu of underwriting fees)
 and
$454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting fees.
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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480 (“ASC 480”)Subtopic
10-S99,
redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20
“Debt with Conversion and other Options”. The Class A common stock are subject to ASC
480-10-S99.
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(“COVID-19”)
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on completing the Proposed Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources
As of December 31, 2021, the Company had $670,998 in its operating bank accounts, $127,771,830 in cash and marketable
securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $960,555. As of December 31, 2021, approximately $8,675 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.
Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349 ( consisting of 1,686,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,530,000 issued to the underwriters’ in lieu of of underwriting fees) and $454,349 of other costs and was charged to stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.
The total provision (benefit) for income taxes is comprised of the following:

December 31, 2021
Current expense	$—
Deferred expense	74,048
Change in valuation allowance	(68,542)

Total income tax benefit	$5,506

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets	$74,048
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(68,542)

Net deferred tax assets	$5,506

The deferred tax assets as of December 31, 2021 were

comprised of the tax effect of cumulative temporary differences as follows:

December 31, 2021
Capitalized expenses before business combination	$68,542
Valuation allowance for deferred tax assets	(68,542)
Total	$—
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, the valuation allowance was
$68,542.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	-19.43%
Income tax provision expense	1.57%

The Company files
 income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 12,650,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(8,420,695)
Class A common stock issuance costs	(245,233)
Plus: Accretion of carrying value to redemption value	9,930,928

Class A common stock subject to possible redemption	$127,765,000
Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the year ended December 31, 2021		For the period July 20, 2020 (inception) to December 31, 2020
Basic and diluted net loss per share:	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock
Numerator:
Allocation of net loss, including accretion of temporary equity	$(135,377)	$(211,726)	$—	$(1,000)
Denominator:
Weighted average shares outstanding	2,186,438	2,814,418	—	3,162,500
Basic and dilution net loss per share	$(0.07)	$(0.07)	$—	$—
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption.
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement
Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO and the Over-Allotment on October 29, 2021 and November 5, 2021 respectively, the Company sold an aggregate of 12,650,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
a redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement Warrants
Simultaneously with the closing of the IPO, on October 29, 2021 the Company consummated the issuance and sale (“Private Placement”) of 2,100,667 Private Placement Warrants in a private placement transaction at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,151,000. Upon the closing of the Over-Allotment on November 5, 2021, the Company consummated a private sale of an additional 110,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $165,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.
The Sponsor and the Company’s officers and directors and other holders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) of the Company’s common stock, par value $ 0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of our common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to 412,500 Founder Shares to the extent that the over- allotment option is not exercised in full by the underwriter. Since the underwriters exercised the over-allotment option in full, no Founders Shares were forfeited.
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
Related Party Loans
On March 30, 2021
, the Sponsor loaned the Company an aggregate of up to $75,000 to cover expenses related to the IPO pursuant to a promissory note. On March 31, 2021
, the Company and the Sponsor entered into a second promissory note (collectively, the “Notes”) for $30,000 which converted the due to affiliate balance of $25,000 at December 31, 2020 related to the offering costs paid by the Sponsor on the Company’s behalf. On September 15, 2021
, the Company and the Sponsor entered into a third promissory note for $100,000 to cover expenses related to the IPO. These loans are non-interest
bearing and payable on the completion of the IPO or June 30, 2022, whichever is earlier.

The notes payable of $205,000 were repaid on December 14, 2021. As of December 31, 2021 and December 31, 2020, the

Company no borrowings under the Notes.

The promissory Notes are no longer available to the Company.
Working Capital Loans
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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
Support Services
The Company
will
 pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of December 31, 2021 and December 31, 2020, $20,000 and $0 respectively have been accrued under this agreement.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 1,650,000 Units to cover over-allotments, if any. On November 5, 2021, the underwriters fully exercised the Over-Allotment Option and purchased 1,650,000 additional Units, generating gross proceeds of $16,500,000.
The underwriters were paid an underwriting fee consisting of 1,466,667 warrants for the IPO and an additional 220,000 warrants in connection with the Over-Allotment valued at $1.50 per warrant or $2,530,000 in the aggregate under the same terms as the Private Placement Warrants.
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021 the Company is authorized to issue the following classes of stock:
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 12,650,000 shares subject to redemption which are presented as temporary equity. At December 31, 2020, there were 0 shares issued and outstanding.
Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares
).

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants—At December 31, 2021, there were 6,325,000 Public Warrants and 3,897,334
Private Placement Warrants outstanding. At December 31, 2020, there were no Public Warrants or Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO.
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
Note 8 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2021, substantially all of the assets held in the Trust Account were held in
U.S. Treasury Securities
. All of the Company’s investments held in the Trust Account are classified as trading securities. There were no
assets held in the Trust Account at December 31, 2020.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$127,771,830	—	—
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.

(b) Exhibits
The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1
Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2
Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.4
Warrant Agreement, dated October 26, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.1
Letter Agreement, dated October 26, 2021, among the Registrant and its officers, directors and initial stockholders, including OPY Acquisition LLC I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.2
Investment Management Trust Agreement, dated October 26, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.3
Registration Rights Agreement, dated October 26, 2021, among the Registrant and certain stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.4
Administrative Services Agreement, dated October 26, 2021, by and between the Registrant and OPY Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.5
Indemnity Agreement, dated October 26, 2021, among the Registrant and each of the officers, directors and special advisor of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPY ACQUISITION CORP. I

Dated: February 28, 2022	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chairman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan B. Siegel	Chairman and Chief Executive Officer	February 28, 2022
Jonathan B. Siegel	(Principal Executive Officer)

/s/ Daniel E. Geffken	Chief Financial Officer	February 28, 2022
Daniel E. Geffken	(Principal Accounting and Financial Officer)

/s/ David R. Epstein
David R. Epstein	Director	February 28, 2022

/s/ Kim D. Blickenstaff
Kim D. Blickenstaff	Director	February 28, 2022

/s/ Jonathan B. Fassberg
Jonathan B. Fassberg	Director	February 28, 2022

/s/ Barbara L. Weber
Barbara L. Weber	Director	February 28, 2022