Form 10-Q
period 2022-03-31
Opy Acquisition Corp. I
filed 2022-05-09
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2022

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
As of March 31, 2022 there were

12,650,000 shares of Class A common stock, par value $0.0001 per share and 3,162,500 common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP I
Quarterly Report on Form
10-Q

i

Item 1. Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$440,480	$670,998
Prepaid expenses and other assets	424,399	388,711

Total current assets	864,879	1,059,709
OTHER ASSETS

Prepaid expenses and other assets	212,682	300,657
Deferred tax asset	5,506	5,506
Investments held in Trust Account	127,788,442	127,771,830

TOTAL ASSETS	128,871,509	129,137,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$72,153	$44,252
Franchise tax payable	50,000	34,902
Due to affiliate	—	20,000

TOTAL LIABILITIES	122,153	99,154

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, $0.0001 par value, 12,650,000 shares at redemption value of $10.10 per share	127,765,000	127,765,000

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 12,650,000 shares subject to possible redemption)	—	—

Common stock $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding	316	316
Additional paid-in capital	1,621,335	1,621,335
Accumulated deficit	(637,295)	(348,103)

Total stockholders’ equity	984,356	1,273,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,871,509	$129,137,702

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
OPERATING EXPENSES

General and administrative	$253,616	$—

Franchise tax	52,188	—

Total expenses	305,804	—

OTHER INCOME (EXPENSE)

Interest income on investments held in Trust Account and other interest	16,612	3

Total other income	16,612	3

NET INCOME (LOSS)	$(289,192)	$3

Weighted average shares outstanding of Class A common stock	12,650,000	—

Basic and diluted net income (loss) per share, Class A	$(0.02)	$—

Weighted average shares outstanding of Class B common stock	3,162,500	3,162,500

Basic and diluted net income ( loss ) per share, Class B	$(0.02)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548
Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (unaudited)	—	—	3,162,500	$316	$1,621,335	$(637,295)	$984,356

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholder’s equity

Balance, December 31, 2020			3,162,500	$316	$24,684	$(1,000)	$24,000
Net loss	—	—	—	—	—	3	3

Balance, March 31, 2021 (unaudited)	0	0	3,162,500	$316	$24,684	$(997)	$24,003

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months e nded March 31, 2022	For the three months e nded March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(289,192)	$3

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest income on investments held in Trust Account	(16,612)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	52,287	—
Due to affiliate	(20,000)	—
Accounts payable and accrued exp	27,901	—
Franchise tax payable	15,098	—

Net cash flows (used in) provided by operating activities	(230,518)	3

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note	—	75,000

Net cash flows provided by financing activities	—	75,000

NET CHANGE IN CASH	(230,518)	75,003

CASH, BEGINNING OF THE PERIOD	670,998	25,000

CASH, END OF THE PERIOD	$440,480	$100,003

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 1 – Description of Organization and Business Operations and Liquidity
OPY Acquisition Corp. I (the “Company”) was incorporated in Delaware on July 20, 2020. The Company is a blank check company formed for the purpose of entering a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of
11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480 (“ASC 480”) Subtopic
10-S99,
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements
.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $440,480 in its operating bank accounts, $127,788,442 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $742,726. As of March 31, 2022, approximately $16,612 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations for the foreseeable future, exceeding one year from the date of the financial statements.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until April 29, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time. If a Business Combination is not consummated by such date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 29, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited 10k filed with the SEC on March 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO.
Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common shares are charged against their carrying value upon the completion of the IPO.
Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349 (consisting of 1,686,667
 Private Placement Warrants valued at $
1.50
 per Private Placement Warrant, or $
2,530,000
, issued to the underwriters’ in lieu of underwriting fees) and $
454,349
 of other costs and was charged to permanent Stockholders’ Equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.
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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for March 31, 2022, and December 31, 2021, The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

The net deferred tax assets in the accompanying balance sheets at March 31, 2022 and December 31, 2021 included the following components:

Deferred tax assets	$74,048
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(68,542)

Net deferred tax assets	$5,506

The deferred tax assets as of March 31, 2022 and December 31, 2021, were comprised of the tax effect of cumulative temporary differences as follows:

Capitalized expenses before business combination	$74,048

Total	$74,048

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021
,

12,650,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(8,420,695)
Class A common stock issuance costs	(245,233)
Plus: Accretion of carrying value to redemption value	9,930,928

Class A common stock subject to possible redemption	$127,765,000

Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At March, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.
For the three months ended March 31, 2022

	Class A common stock	Class B common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(234,307)	$(54,885)

Denominator:
Weighted average shares outstanding	12,650,000	3,162,500
Basic and dilution net loss per share	$(0.02)	$(0.02)

For the three months ended March 31, 2021

	Class A common stock	Class B common stock
Basic and diluted net income per share
Numerator:
Allocation of net income	$—	$3

Denominator:
Weighted average shares outstanding	—	3,162,500
Basic and dilution net income per share	$—	$—
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO and the Over-Allotment on October 29, 2021 and November 5, 2021, respectively, the Company sold an aggregate of
12,650,000
Units at a price of $
10.00
per Unit.
Each Unit consists of one share of Class A common stock and
one-half
a redeemable warrant.
Each whole Public Warrant entitles the holder to purchase
one
share of Class A common stock at a price of $
11.50
per share, subject to adjustment (see Note 7).
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021 the Company had no outstanding borrowings under the Working Capital Loans.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of March 31, 2022 and December 31, 2021 $30,000 and $
20,000

respectively have been incurred under this agreement. The amounts payable were
$0 and $20,000
on March 31, 2022 and December 31, 2021 respectively and was included in due to affiliate on the condensed balance sheets.
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
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021, the Company is authorized to issue the following classes of stock:
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 202
1
there were 12,650,000 shares subject to redemption which are presented as temporary equity.
Common Stock
— The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).
Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants
—At March 31, 2022 and December 31, 2021 there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part.

•	at a price of $0.01 per warrant.

•	upon a minimum of 30-day prior written notice of redemption, which we refer to as the “30-day redemption period”; and

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
At March 31, 2022 and December 31, 2021 substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
Level 1 assets include investments in U.S. government securities. The Company uses inputs as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.
March 31, 2022

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,788,442	—	—
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,771,830	—	—
Note 9 — Subsequent Events
The Company has evaluated subsequent events after the
balance

sheet date through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the quarter ended March 31, 2022, we had a net loss of $289,192, which primarily consists of operating expenses of $305,804, and accrual of Delaware franchise taxes of $52,188, offset by interest earned on marketable securities held in the Trust Account of $16,612.
For the quarter ended March 31, 2021, we had a net income of $3, which is as indicated earned on marketable securities held in Trust Account.
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
For the quarter ended March 31, 2022, cash used in operating activities was $230,518.
At March 31, 2022, we had cash and marketable securities held in the trust account of $127,788,442. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022, we had cash of $440,480 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid an underwriting fee consisting of 1,686,667 warrants (as the over-allotment option is exercised in full) valued at $1.50 per warrant or $2,530,000 under the same terms as the Private Placement Warrants.
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

Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”) Earnings and losses are shared pro rate between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At March, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period.
Recent Accounting Standards
The company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements March 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15
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
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.4	Warrant Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.1	Letter Agreement, dated October 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.2	Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.3	Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, the Sponsor and certain security holders(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1. 2021).

10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.5	Indemnity Agreements, each dated as of October 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

OPY ACQUISITION CORP. I

Date: May 9, 2022	By:	/s/ Jonathan B. Siegel
	Name: Title:	Jonathan B. Siegel Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Daniel E. Geffken
	Name: Title:	Daniel E. Geffken Chief Financial Officer and Director (Principal Financial and Accounting Officer)