Form 10-Q
period 2022-06-30
Opy Acquisition Corp. I
filed 2022-08-11
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 11, 2022 there were
12,650,000 shares of Class A common stock, par value $0.0001 per share and 3,162,500 common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP I
Quarterly Report on Form
10-Q

i

PART 1 – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$256,284	$670,998
Prepaid expenses and other assets	404,762	388,711

Total current assets	661,046	1,059,709

OTHER ASSETS
Prepaid expenses and other assets	120,520	300,657
Deferred tax asset	5,506	5,506
Investments held in Trust Account	127,945,498	127,771,830

TOTAL ASSETS	$128,732,570	$129,137,702

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,568	$44,252
Franchise tax payable	85,185	34,902
Due to affiliate	—	20,000
Income taxes payable	14,413	—

TOTAL LIABILITIES	185,166	99,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption, $0.0001 par value, 12,650,000 shares at redemption value of $10.10 per share	127,765,000	127,765,000
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 12,650,000 shares subject to possible redemption)	—	—
Common stock $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding	316	316
Additional paid-in capital	1,621,335	1,621,335
Accumulated deficit	(839,247)	(348,103)

Total stockholders’ equity	782,404	1,273,548

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$128,732,570	$129,137,702

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$294,595	$9,618	$548,212	$9,618
Franchise tax	50,000	—	102,187	—

Total expenses	344,595	9,618	650,399	9,618
OTHER INCOME
Interest income on investments held in Trust Account	157,056	3	173,668	6

Total other income	157,056	3	173,668	6
LOSS BEFORE PROVISION FOR INCOME TAXES	(187,539)	(9,615)	(476,731)	(9,612)
Provision for income taxes	(14,413)	—	(14,413)	—
NET LOSS	$(201,952)	$(9,615)	$(491,144)	$(9,612)

Weighted average shares outstanding of Class A common stock	12,650,000	—	12,650,000	—

Basic and diluted net loss per share, Class A	$(0.01)	—	$(0.03)	—

Weighted average shares outstanding of common stock	3,162,500	3,162,500	3,162,500	3,162,500

Basic and diluted net loss per share, common stock	$(0.01)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these Unaudited condensed financial statements

OPY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548
Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(637,295)	984,356
Net loss	—	—	—	—	—	(201,952)	(201,952)

Balance, June 30, 2022 (Unaudited)	—	$—	3,162,500	$316	$1,621,335	$(839,247)	$782,404

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
Balance, December 31, 2020	—	$—	3,162,500	$316	$24,684	$(1,000)	$24,000
Net income	—	—	—	—	—	3	3

Balance, March 31, 2021 (Unaudited)	—	—	3,162,500	316	24,684	(997)	24,003
Net loss	—	—	—	—	—	(9,615)	(9,615)

Balance, June 30, 2021 (Unaudited)	—	$—	3,162,500	$316	$24,684	$(10,612)	$14,388

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(491,144)	$(9,612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest income on investments held in Trust Account	(173,668)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	164,086	—
Accounts payable and accrued expenses	41,316	9,618
Franchise tax payable	50,283	—
Due to affiliates	(20,000)	—
Income taxes payable	14,413

Net cash flows (used in) provided by operating activities	(414,714)	6

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	—	75,000

Net cash flows provided by financing activities	—	75,000

NET CHANGE IN CASH	(414,714)	75,006
CASH, BEGINNING OF THE PERIOD	670,998	25,000

CASH, END OF THE PERIOD	$256,284	$100,006

Supplemental disclosure of noncash activities:
Deferred offering costs paid by notes payable—related party	$—	$5,000

Deferred offering costs included in accrued offering costs	$—	$33,000

Conversion of due to affiliate through issuance of Notes Payable	$—	$30,000

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 (“ASC 480”) Subtopic
10-S99,
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
,
“Debt with Conversion and other Options”. The Class A common stock is subject to ASC
480-10-S99.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $
256,284
 in its operating bank account, $
127,945,498
 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $475,880. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April 29, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 1, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with
the Class A common shares are charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349 (consisting of 1,686,667 Private Placement Warrants valued at $1.50 per
Private Placement Warrant, or $2,530,000, issued to the underwriters’ in lieu of underwriting fees) and $454,349 of other costs and w ere
 charged to permanent
s
tockholders’
e
quity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.
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
Level 3: Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
No
amounts were accrued for the payment of interest and penalties for the period from July 20, 2020 (inception) to June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are
measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 12,650,000
 shares of Class A common stock subject to possible redemption are
presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(8,420,695)
Class A common stock issuance costs	(245,233)
Plus: Accretion of carrying value to redemption value	9,930,928

Class A common stock subject to possible redemption	$127,765,000

Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At June, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.
FOR THE THREE MONTHS ENDED JUNE 30,

	2022		2021
Basic and diluted net loss per share:	Class A common stock	C ommon stock	Class A c ommon stock	C ommon stock
Numerator:

Allocation of net loss	$(161,562)	$(40,390)	$—	$(9,616)
Denominator:
Weighted average shares outstanding	12,650,000	3,162,500	—	3,162,500
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)
FOR THE SIX MONTHS ENDED JUNE 30,

	2022		2021
Basic and diluted net loss per share:	Class A common stock	C ommon stock	Class A common stock	C ommon stock
Numerator:

Allocation of net loss	$(392,915)	$(98,229)	$—	$(9,612)
Denominator:
Weighted average shares outstanding	12,650,000	3,162,500	—	3,162,500
Basic and diluted net loss per share	$(0.03)	$(0.03)	$—	$(0.00)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements as of June 30, 2022.
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
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) of the Company’s common stock, par value $ 0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of the Company’s
common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to 412,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter. Since the underwriters exercised the over-allotment option in full, no Founders Shares were forfeited.
The Sponsor will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021 the Company had no outstanding borrowings under the Working Capital Loans.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services.
The amounts incurred were $30,000 and $60,000 for the three and six months ended June 30, 2022 and were zero for the three and six months ended June 30, 2021.
As of June 30, 2022 and December 31, 202
2
$60,000 and $20,000
,
respectively, were payable to the entity and are included in due to affiliate on the condensed balance sheets.
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
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021, the Company is authorized to issue the following classes of stock:
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021
,
there were 12,650,000 shares subject to redemption which are presented as temporary equity.
Common Stock
— The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants
—At June 30, 2022 and December 31, 2021
,
there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part.

•	at a price of $0.01 per warrant.

•	upon a minimum of 30-day prior written notice of redemption, which i s refe rr ed to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants— Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those common stock is available throughout the
30-day
redemption period. If and when the warrants become redeemable, the Company’s may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO.
The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
Level 1 assets include investments in U.S. government securities. The Company uses inputs as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021 indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.
June 30, 2022

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,945,498	—	—
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,771,830	—	—
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the six months ended June 30, 2022, we had a net loss of $491,144, which primarily consists of operating expenses of $548,212, and accrual of Delaware franchise taxes of $102,187, offset by net income from interest earned on marketable securities held in the Trust Account of $171,823 and an unrealized gain of $1,845.
For the six months ended June 30, 2021, we had a net loss of $9,612, which is as indicated on account of general and administrative expenses.
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

Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. We incurred offering expenses in the aggregate amount of $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting fees.
For the six months ended June 30, 2022, cash used in operating activities was $414,714.
At June 30, 2022, we had cash and marketable securities held in the trust account of $127,945,498. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2022, we had cash of $256,284 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
As of June 30, 2022, the Company had $256,284 in its operating bank account, $127,945,498 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $475,880. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April 29, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid an underwriting fee consisting of 1,686,667 warrants (as the over-allotment option was exercised in full) valued at $1.50 per warrant or $2,530,000. The warrants were issued under the same terms as the Private Placement Warrants.
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
Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”) Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At June, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements June 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.4	Warrant Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.1	Letter Agreement, dated October 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.2	Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.3	Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1. 2021).

10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.5	Indemnity Agreements, each dated as of October 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1,2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

OPY ACQUISITION CORP. I

Date: August 11, 2022	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)