Form 10-Q
period 2022-09-30
Opy Acquisition Corp. I
filed 2022-11-08
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
(212)668-8000
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of November
8
, 2022 there were 12,650,000 shares of Class A common stock, par value $0.0001 per share and 3,162,500 common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP I
Quarterly Report on Form
10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$205,001	$670,998
Prepaid expenses and other assets	385,124	388,711

Total current assets	590,125	1,059,709
OTHER ASSETS
Prepaid expenses and other assets	27,345	300,657
Deferred tax asset	5,506	5,506
Investments held in Trust Account	128,507,233	127,771,830

TOTAL ASSETS	$129,130,209	$129,137,702

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,144	$44,252
Franchise tax payable	127,777	34,902
Due to affiliate	—	20,000
Income taxes payable	209,462	—

TOTAL LIABILITIES	424,383	99,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption, $0.0001 par value, 12,650,000 shares at redemption value of $10.13 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	128,169,994	127,765,000
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 12,650,000 shares subject to possible redemption)	—	—
Common stock $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	1,216,341	1,621,335
Accumulated deficit	(680,825)	(348,103)

Total stockholders’ equity	535,832	1,273,548

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$129,130,209	$129,137,702

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$217,576	$47,744	$765,788	$57,362
Franchise tax	50,000	—	152,187	—

Total operating expenses	(267,576)	(47,744)	(917,975)	(57,362)

OTHER INCOME (LOSS)
Interest income on investments held in Trust Account	621,047	—	794,715	6

Total other income (loss)	621,047	—	794,715	6
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	353,471	(47,744)	(123,260)	(57,356)
Provision for income taxes	(195,049)	—	(209,462)	—

NET INCOME (LOSS)	$158,422	$(47,744)	$(332,722)	$(57,356)

Weighted average shares outstanding of Class A common stock	12,650,000	—	12,650,000	—

Basic and diluted net loss per share, Class A	$0.01	—	$(0.02)	—

Weighted average shares outstanding of common stock	3,162,500	3,162,500	3,162,500	3,162,500

Basic and diluted net loss per share, common stock	$0.01	$(0.02)	$(0.02)	$(0.02)

The accompanying notes are an integral part
of
these
Unaudited
condensed financial
statements

OPY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional P aid-in C apital	Accumulated D eficit	Total S tockholders’ E quity
Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548
Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(637,295)	984,356
Net loss	—	—	—	—	—	(201,952)	(201,952)

Balance, June 30, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(839,247)	782,404
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(404,994)	—	(404,994)
Net income	—	—	—	—	—	158,422	158,422

Balance, September 30, 2022 (Unaudited)	—	$—	3,162,500	$316	$1,216,341	$(680,825)	$535,832

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock
	Class A		Common stock
	Shares	Amount	Shares	Amount	Additional P aid-in C apital	Accumulated D eficit	Total S tockholder’s E quity ( D eficit)
Balance, December 31, 2020	—	$—	3,162,500	$316	$24,684	$(1,000)	$24,000
Net income	—	—	—	—	—	3	3

Balance, March 31, 2021 (Unaudited)	—	—	3,162,500	316	24,684	(997)	24,003
Net loss	—	—	—	—	—	(9,615)	(9,615)

Balance, June 30, 2021 (Unaudited)	—	—	3,162,500	316	24,684	(10,612)	14,388
Net loss	—	—	—	—	—	(47,744)	(47,744)

Balance, September 30, 2021 (Unaudited)	—	$—	3,162,500	$316	$24,684	$(58,356)	$(33,356)

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(332,722)	$(57,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(794,715)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	276,899	—
Accounts payable and accrued expenses	42,892	19,285
Franchise tax payable	92,875	—
Due to affiliate	(20,000)	—
Income taxes payable	209,462

Net cash used in operating activities	(525,309)	(38,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for tax purposes	59,312	—

Net cash provided by investing activities	59,312	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Deferred Offering Costs	—	(81,895)
Proceeds from issuance of common stock to Sponsor	—	—
Proceeds from notes payable—related party	—	175,000

Net cash provided by financing activities	—	93,105

NET CHANGE IN CASH	(465,997)	55,034
CASH, BEGINNING OF THE PERIOD	670,998	25,000

CASH, END OF THE PERIOD	$205,001	$80,034

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by notes payable—related party	$—	$27,295

Deferred offering costs included in accrued offering costs	$—	$22,295

Conversion of due to affiliate through issuance of Notes Payable	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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
Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule2a-7

of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 Subtopic
10-S99,
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
470-20,
“Debt with Conversion and other Options”. The Class A common stock is subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall belo
w $
5,000,001
, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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
If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic, and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on completing the Proposed Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Capital Resources
As of September 30, 2022, the Company had $205,001 in its operating bank account, $128,507,233 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $502,981, net of franchise tax payable and income tax payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
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
filed with the SEC on March 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common shares are charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349 (consisting of 1,686,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant, or $2,530,000, issued to the underwriters’ in lieu of underwriting fees) and $454,349 of other costs and were charged to permanent stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.
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
As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 20, 2020 (inception) to September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 12,650,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At September 30, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(8,420,695)
Class A common stock issuance costs	(245,233)
Plus: Accretion of carrying value to redemption value	9,930,928

Class A common stock subject to possible redemption, December 31, 2021	127,765,000
Add:
Accretion of carrying value to redemption value	404,994

Class A common stock subject to possible redemption, September 30, 2022	$128,169,994

Net Income (Loss) per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 shares of
Common Stock at $11.50 per share were issued on October 29, 2021. As of September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings (losses) per share for the period ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2022		2021
	Class A Common Stock	Common stock	Class A Common Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$126,738	$31,684	$—	$(47,744)
Denominator:
Weighted average shares outstanding	12,650,000	3,162,500	—	3,162,500
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	$(0.02)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2022		2021
	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(266,178)	$(66,544)	$—	$(57,356)
Denominator:
Weighted average shares outstanding	12,650,000	3,162,500	—	3,162,500
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$—	$(0.02)
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

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements as of September 30, 2022.
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
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of the Company’s common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to 412,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter. Since the underwriters exercised the over-allotment option in full, no Founders Shares were forfeited.
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

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021 the Company had no outstanding borrowings under the Working Capital Loans.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. The amounts incurred were $30,000 and $90,000 for the three and nine months ended
September 30, 2022, respectively,
and were
$
0 for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2022, $90,000 and $20,000, respectively, were payable to the entity and are included in due to affiliate on the condensed balance sheets.
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
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021, the Company is authorized to issue the following classes of stock:
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 12,650,000 shares subject to redemption which are presented as temporary equity.
Common Stock
— The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants
—At September 30, 2022 and December 31, 2021, there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part.

•	at a price of $0.01 per warrant.

•	upon a minimum of 30-day prior written notice of redemption, which is referred to as the “30-day redemption period”; and

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
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
Level 1 assets include investments in U.S. government securities. The Company uses inputs as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
September 30, 2022

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$128,507,233	—	—
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,771,830	—	—
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended September 30, 2022, we had a net income of $158,422, which primarily consists of net income from interest earned on marketable securities held in the Trust Account of $621,047, partially offset by operating expenses of $217,576, Delaware franchise taxes of $50,000 and provision for income taxes $195,049.
For the nine months ended September 30, 2022, we had a net loss of $332,722, which primarily consists of operating expenses of $765,788, Delaware franchise taxes of $152,187, and provision for income taxes $209,462, partially offset by net income from interest earned on marketable securities held in the Trust Account of $794,715.
For the three months ended September 30, 2021, we had a net loss of $47,745 which consisted of general and administrative expenses.
For the nine months ended September 30, 2021, we had a net loss of $57,356 which consisted of general and administrative expenses of $57,362, offset by income from interest earned on marketable securities held in the Trust Account of $6.
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

Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. We incurred offering expenses in the aggregate amount of $2,654,349, consisting of 1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $2,200,000 of underwriting fees and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000 consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting fees.
For the nine months ended September 30, 2022 and 2021, cash used in operating activities was $525,309 and $38,071, respectively.
At September 30, 2022, we had cash and marketable securities held in the trust account of $128,507,233. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At September 30, 2022, we had cash of $205,001 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
As of September 30, 2022, the Company had $205,001 in its operating bank account, $128,507,233 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $502,981, net of franchise taxes payable and income taxes payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income (Loss) per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants and Private Placement Warrants to purchase 8,535,667 Common Stock at $11.50 per share were issued on October 29, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2022, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements September 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Rules13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules13a-15(e)
and
15d-15(e)
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
The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, OPY Acquisition Corp. I (the “Company”) the Company consummated the IPO of 11,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO, $111,100,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of
Rule2a-7
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
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 8, 2021).

4.4	Warrant Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.1	Letter Agreement, dated October 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.2	Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.3	Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1. 2021).

10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.5	Indemnity Agreements, each dated as of October 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1,2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

OPY ACQUISITION CORP. I

Date: November 8, 2022	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)