Form 10-K
period 2022-12-31
Opy Acquisition Corp. I
filed 2023-03-17
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Exchange Act).    Yes
☒
No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates
of the Registrant was $124,476,000.
The number of shares outstanding of the Registrant’s Class A common stock, par value $0.0001 per share and the number of shares of the Registrant’s common stock, par value $
0.0001
per share as of
March 1
6
, 2023 were 2,479,510 shares and 3,162,500
,
respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPY ACQUISITION CORP. I

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

Initial Public Offering

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

Extension Meeting

On December 20, 2022, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from April 29, 2023 to October 30, 2023. In addition, stockholders voted on and approved the re-election of the five members of the Company’s board of directors, each to serve until the next annual meeting of stockholders or until their successors are elected and qualified. In connection with the approval of the Extension Amendment, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision.

At December 31, 2022, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $25,534,097. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by October 30, 2023, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination beyond October 30, 2023 and such amendment is duly approved.

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

Our Sponsor

Our sponsor is controlled and managed by Oppenheimer Alternative Investment Management LLC, an affiliate of Oppenheimer & Co. Inc., a global full-service brokerage and investment bank. As of December 31, 2022, Oppenheimer provides services from 92 offices in 25 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Oppenheimer’s core verticals include investment banking, equity research, sales and trading, asset management and wealth management. Since its inception, Oppenheimer has had a rich legacy in advising healthcare issuers and remains committed to servicing the financial and strategic needs of emerging growth and middle market healthcare clients. The healthcare team at Oppenheimer consists of financial services and healthcare industry veterans with decades of combined experience, as well as trained scientists and physicians. Having completed more than 300 transactions since January 1, 2017, Oppenheimer’s healthcare team is among the most active on Wall Street. Oppenheimer has also established a premier SPAC and PIPE underwriting and advisory franchise. The firm has served as bookrunner on 19 SPAC IPOs, advised on 40 SPAC business combinations and de-SPACs and served as placement agent on 15 related PIPEs. Oppenheimer brings a network of relationships spanning from academic and clinical research leaders, healthcare executives and entrepreneurs prominent institutional investors. We intend to leverage the resources and relationships of Oppenheimer and our management team to generate an attractive transaction for our stockholders. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target

Our Team and Competitive Strengths

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

Management

Jonathan B. Siegel, our chairman and chief executive officer since June 2021, is a life sciences industry veteran with more than 23 years of experience advising, investing and transacting in the healthcare sector. Mr. Siegel is the founder and chief executive officer of JBS Healthcare Ventures, a firm focused on developing cost effective solutions to improve healthcare outcomes, since its formation in 2017. Previously, he was a partner and healthcare sector head at Kingdon Capital Management, a New York City-based investment management company, from 2011 until 2017. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel has worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School where he published and presented at conferences in the field of Xenotransplantation and as a research assistant at Tufts University School of Medicine. He is also a director at Jaguar Health, Inc. since 2018 and Sol-Gel Technologies Ltd since September 2018, both Nasdaq listed companies, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019 and as a director of Napo Therapeutics S.p.A, the majority owned Italian subsidiary of Napo Pharmaceuticals and Jaguar Health, Inc. since 2021. Previously he served on the board of directors of Lumara Health, a private pharmaceutical company from September 2013 through October 2013 and was a board observer from November 2013 to November 2014. Mr. Siegel. Jonathan received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.

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

Directors

David R. Epstein has served on our board since October 2021. Since November 2022, Mr. Epstein has served as CEO of Seagen Inc. and a member of the Board. From January 2017 to November 2022, David has also served as a strategic consultant to Flagship Pioneering a developer of bioplatform companies, Invus and other firms. He is also a board member at Valo Health, Evelo Biosciences, Ring Therapeutics, Woolsey Pharmaceuticals, Senti Biosciences and Cellestia AG. Mr. Epstein is also a Director at the non-profit Three Opinions Foundation and Chairman of South Florida’s Pelican Harbor Seabird Station (PHSS). PHSS is Miami’s premier native wildlife hospital dedicated to the rescue, rehabilitation, and release of sick, injured or orphaned brown pelicans, seabirds, and other native wildlife thus enabling future generations. From early 2010 to mid 2016, he served as chief executive officer of Novartis Pharmaceuticals, a division of Novartis AG. Previously, he started and led Novartis’ Oncology and Molecular Diagnostic units. Under his leadership the company’s oncology business grew to the second largest in the world. He also served as Chairman at Rubius Therapeutics to May of 2022, Axcella Therapeutics until September 2022 as well as Director at Tarus Therapeutics until its successful sale in June 2022.

Kim D. Blickenstaff has served on our board since October 2021. He is the chairman of board of directors of Tandem Diabetes Care, Inc. (“Tandem Diabetes”), a medical device company that develops insulin pumps and other diabetes-related products, since March 2020 and was previously the executive chairman since March 2019. Mr. Blickenstaff has been a member of Tandem Diabetes’ board of directors since September 2007. From September 2007 to March 2020, Mr. Blickenstaff has also served as Tandem Diabetes’ president and chief executive officer. He also serves on the board of Nuvation Bio Inc. since August 2019. Mr. Blickenstaff served as chairman and chief executive officer of Biosite Inc., a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations in June 2007. From 2005 to 2016, Kim served as a director of Medivation, Inc., a biotechnology company, until its acquisition by Pfizer, and as a director of DexCom Inc., a provider of continuous glucose monitoring systems, from June 2001 to September 2007. Kim was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He holds a BA in Political Science from Loyola University, Chicago, and an MBA from the Graduate School of Business, Loyola University, Chicago.

Jonathan B. Fassberg has served on our board since October 2021. He is vice chairman of healthcare investment banking at Oppenheimer, where he utilizes his deep experience and extensive contacts across the healthcare spectrum to enhance Oppenheimer’s presence in the sector. Previously, Mr. Fassberg founded The Trout Group, an investor relations firm in the life sciences industry, where he served as chief executive officer from 1996 to 2021. Prior to founding Trout in 1996, Mr. Fassberg was a sell-side analyst at a healthcare-focused investment bank. Before his career on Wall Street, Mr. Fassberg spent four years at DuPont Pharma in various sales and marketing positions. Mr. Fassberg holds a BS in biology and chemistry from The University of North Carolina – Chapel Hill and an MBA in finance from New York University’s Stern School of Business.

Barbara L. Weber, M.D has served on our board since October 2021. She is president and CEO of Tango Therapeutics, a biotechnology company she co-founded as a venture partner at Third Rock Ventures (“TRV”) and launched in 2017. Tango (Nasdaq: TNGX) merged with BCTG Acquisition Corp., a special purpose acquisition corporation in August 2021. Dr. Weber is a board-certified medical oncologist with a strong academic track record in cancer genetics and more than 15 years of experience in pharmaceutical drug discovery and development, leading the early development groups for GSK and then Novartis Oncology (development candidate selection to phase III). In her role at TRV, in addition to creating Tango, she was interim chief medical officer for the first 18 months for Neon Therapeutics and led the TRV team building Relay Therapeutics from early seed stage into public launch. Dr. Weber is a member of the board of directors of Revolution Medicines and Fog Pharma. Prior to joining TRV, she was Senior Vice President and Global Head, Oncology Translational Medicine at Novartis from 2009 to 2015 and Vice President, Oncology Discovery and Translational Medicine at GlaxoSmithKline from 2005 to 2009. Prior to joining the pharmaceutical industry, Dr. Weber was a professor of medicine and genetics at the University of Pennsylvania, leading a clinical and translational research program in cancer genetics. She is an elected member of the American Association of Physicians and the American Society for Clinical Investigation, of which she served as president in 2005 and she has served on the board of directors of both the American Society of Clinical Oncology (“ASCO”) and the American Association for Cancer Research (“AACR”). Dr. Weber holds a BS in Chemistry and an M.D. from the University of Washington School of Medicine and completed her residency in internal medicine at Yale University. Dr. Weber also completed a fellowship in medical oncology at the Dana-Farber Cancer Institute.

Industry Opportunity

The healthcare industry has experienced explosive growth in recent years fueled by a growing world-wide population burdened with chronic conditions that have resulted in loss of productivity and generated high societal costs as measured by both direct and indirect spending. The Centers for Medicare and Medicaid Services

(“CMMS”) estimate that U.S. health care spending grew 2.7% to $4.3 trillion in 2021 or $12,914 per person accounting for 18.3% of the nation’s Gross Domestic Product (GDP). The Office of the Actuary in the CMMS projects 2028 U.S. healthcare spend to be approximately $6.2 trillion or 19.7% of GDP.

According to IQVIA, the total global medicine market is expected to grow to about $1.9 trillion by 2027 at a 3-6% compound annual growth rate (CAGR) through 2027. IQVIA expects the U.S. market on an invoice level to grow -1 to 2% over the next 5 years, down from 4% CAGR over the past 5 years. to $763 billion. On a net price basis, it is forecasted to grow at a -1-2% CAGR to $420 billion over the next five years as rising off-invoice discounts and rebates are expected to be amplified by the provisions of the IR Act. The impact of exclusivity losses will increase to $140.7 billion over five years, including significant biosimilar introductions in 2023 and 2024. New brand spending in the U.S. is projected to be higher than the last five years but will be a smaller share of total spending. Key elements of the IR Act are expected to impact medicine pricing and cost sharing among stakeholders, even though the specific impact is yet to be determined as no baseline has been established and the detailed plans for implementation of the IR Act for medicine pricing and cost sharing have not been provided. COVID-19 continues to have an impact on pharmaceutical markets globally and is estimated to expand the net cumulative pharmaceutical market by $500 billion from 2020 through 2027, mostly linked to vaccines. Disruptions in demand for many other medicines, due to delayed diagnoses, continue to play out although global market growth is forecast to return to pre-pandemic projected levels by 2024. Specialty medicines will represent about 43% of global spending in 2027 and 56% of total spending in developed markets. Global spending on cancer drugs is expected to reach $370 billion by 2027, with growth accelerating from the launch and use of novel drugs and limited new biosimilar impact. Immunology spending growth will slow to 3-6% through 2027 from price reductions associated with biosimilar competition as volume growth continues at 12% annually. New therapies for rare neurological disorders, Alzheimer’s and migraines are expected to drive spending growth in neurology. Biotech will represent 35% of spending globally and will include both breakthrough cell and gene therapies, as well as a maturing biosimilar segment. Major advances are expected to continue, especially in oncology and immunology. The outlook for next-generation biotherapeutics includes a definitively uncertain range of clinical and commercial successes.

According to the USA Life Sciences Database, over nearly 20,000 life science companies are in existence in the United States with nearly 8,500 in our target sub-sectors With over 2,000 public healthcare companies in the United States, we believe there is ample room for new public entities that can access public equity markets efficiently to support growth and a lower cost of capital to fund development and commercialization. With PitchBook Data reporting nearly $35 billion raised in private markets from approximately 1,200 companies in 2022, we believe a large segment of these entities will look for both traditional (IPO) and non-traditional (i.e. SPACs/Reverse Mergers) opportunities to become publicly traded companies in the near term.

Investment Criteria

While we have the flexibility to acquire a business in any industry, our focus will be on the healthcare and healthcare related industries in the North America, Europe and Israel. We believe the healthcare industry, particularly the life sciences, medical technology and healthcare services sectors, are attractive and will present opportunities to create stockholder value.

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

•	Scalable platform. A technology or process that can be leveraged to pursue multiple value creating opportunities, providing the opportunity for sustainable long-term pipeline and business growth.

•	Compelling data or real world outcomes. Strong data suggesting the target’s products or services can provide clinically meaningful benefit to patients.

•	Near-to mid-term value creating catalysts. Meaningful milestones that will drive value appreciation for stockholders following a business combination.

•	Ability to drive growth with additional capital. Benefits from access to the capital markets and has the ability leverage a public currency to grow organically or through acquisitions.

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

Financial Position

With funds available for a business combination initially in the amount of $25,466,251 assuming no further redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. This amount includes up to $4,427,500 of the business combination marketing fee payable to Oppenheimer & Co. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account was $10.10 per public share. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable pursuant to the business combination marketing agreement. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation, as further amended by the Extension Amendment, provides that we will have until October 30, 2023 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 30, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $815,608 December 31, 2022 cash balance , although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account from claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to $815,608 from our cash balance held outside the trust with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

If we do not complete our initial business combination within the required time period but the distribution to our public stockholders upon the redemption of our public shares is not considered a liquidating distribution under Delaware law and such redemption distribution is unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the distribution instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by October 30, 2023, or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up;

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

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in the prospectus for our

IPO; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 30, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by October 30, 2023, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s vote in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 30, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

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

•

if we have not completed our initial business combination by October 30, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

•

prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Holders of Record

As of December 31, 2022, there were 2,479,510 shares of Class A common stock held of record by one stockholder and 3,162,500 shares of our Common Stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $20,615, which primarily consists of net income from interest earned on marketable securities held in the Trust Account of $1,801,693, partially offset by operating expenses of $1,244,295, Delaware franchise taxes of $200,050, and provision for income taxes $336,733.

For the year ended December 31, 2021, we had a net loss of $347,103, which primarily consists of operating expenses of $324,544, provision for income tax of $5,506 and accrual of Delaware franchise taxes of $34,902, partially offset by interest earned on marketable securities held in the Trust Account of $6,837.

Liquidity and Capital Resources

On October 29, 2021, we consummated the IPO of 11,000,000 units and on November 5, 2021 the underwriters fully exercised their over-allotment option for an additional 1,650,000 units, in each case, at $10.00 per unit, generating gross proceeds of $126,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,210,667 private placement warrants to the sponsor at a price of $1.50 per warrant, generating gross proceeds of $3,316,000. In connection with the exercise of the Over-Allotment, our sponsor purchased an additional 110,000 private placement warrants at $1.50 per warrant for additional proceeds of $165,000.

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

On December 20, 2022, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the

“Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension

Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from April 29, 2023 to October 30, 2023. In connection with the approval of the Extension Amendment, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision.

For the year ended December 31, 2022, net cash used in operating activities was $709,228. Net cash provided by investing activities was $104,039,426 and net cash used in financing activities was $103,185,588 mainly reflecting the redemption of common stock.

For the year ended December 31, 2021, cash used in operating activities was $975,653. Net cash used in investing activities was $127,765,000 and net cash provided by financing activities was $129,386,651 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2022, we had cash held in the trust account of $25,534,097. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $815,608 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of December 31, 2022, the Company had $815,608 in its operating bank account, $25,534,097 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $488,936, net of franchise taxes payable and income taxes payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust

Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 30, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid an underwriting fee consisting of 1,686,667 warrants (as the over- allotment option was exercised in full) valued at $1.50 per warrant or $2,530,000 under the same terms as the Private Placement Warrants.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

There were no changes in our internal control our financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 16, 2023.

Name	Age	Position
Jonathan B. Siegel	49	Chairman and Chief Executive Officer
Daniel E. Geffken	66	Chief Financial Officer
David R. Epstein	61	Director
Kim D. Blickenstaff	69	Director
Jonathan B. Fassberg	56	Director
Barbara L. Weber	66	Director

Below is a summary of the business experience of each our executive officers and directors:

Jonathan B. Siegel, our chairman and chief executive officer since June 2021, is a life sciences industry veteran with more than 23 years of experience advising, investing and transacting in the healthcare sector. Mr. Siegel is the founder and chief executive officer of JBS Healthcare Ventures, a firm focused on developing cost effective solutions to improve healthcare outcomes, since its formation in 2017. Previously, he was a partner and healthcare sector head at Kingdon Capital Management, a New York City-based investment management company, from 2011 until 2017. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel has worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School where he published and presented at conferences in the field of Xenotransplantation and as a research assistant at Tufts University School of Medicine. He is also a director at Jaguar Health, Inc. since 2018 and Sol-Gel Technologies Ltd since September 2018, both Nasdaq listed companies, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019 and as a director of Napo Therapeutics S.p.A, the majority owned Italian subsidiary of Napo Pharmaceuticals and Jaguar Health, Inc. since 2021. Previously he served on the board of directors of Lumara Health, a private pharmaceutical company from September 2013 through October 2013 and was a board observer from November 2013 to November 2014. Mr. Siegel. Jonathan received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.

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

Directors

David R. Epstein has served on our board since October 2021. Since November 2022, Mr. Epstein has served as CEO of Seagen Inc. and a member of the Board. From January 2017 to November 2022, David has also served as a strategic consultant to Flagship Pioneering a developer of bioplatform companies, Invus and other firms. He is also a board member at Valo Health, Evelo Biosciences, Ring Therapeutics, Woolsey Pharmaceuticals, Senti Biosciences and Cellestia AG. Mr. Epstein is also a Director at the non-profit Three Opinions Foundation and Chairman of South Florida’s Pelican Harbor Seabird Station (PHSS). PHSS is Miami’s premier native wildlife hospital dedicated to the rescue, rehabilitation, and release of sick, injured or orphaned brown pelicans, seabirds, and other native wildlife thus enabling future generations. From early 2010 to mid 2016, he served as chief executive officer of Novartis Pharmaceuticals, a division of Novartis AG. Previously, he started and led Novartis’ Oncology and Molecular Diagnostic units. Under his leadership the company’s oncology business grew to the second largest in the world. He also served as Chairman at Rubius Therapeutics to May of 2022, Axcella Therapeutics until September 2022 as well as Director at Tarus Therapeutics until its successful sale in June 2022.

We believe Mr. Epstein is qualified to serve on our board due to his experience in drug development, deal execution and executive leadership.

Kim D. Blickenstaff has served on our board since October 2021. He is the chairman of board of directors of Tandem Diabetes Care, Inc. (“Tandem Diabetes”), a medical device company that develops insulin pumps and other diabetes-related products, since March 2020 and was previously the executive chairman since March 2019. Mr. Blickenstaff has been a member of Tandem Diabetes’ board of directors since September 2007. From September 2007 to March 2020, Mr. Blickenstaff has also served as Tandem Diabetes’ president and chief executive officer. He also serves on the board of Nuvation Bio Inc. since August 2019. Mr. Blickenstaff served as chairman and chief executive officer of Biosite Inc., a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations in June 2007. From 2005 to 2016, Kim served as a director of Medivation, Inc., a biotechnology company, until its acquisition by Pfizer, and as a director of DexCom Inc., a provider of continuous glucose monitoring systems, from June 2001 to September 2007. Kim was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He holds a BA in Political Science from Loyola University, Chicago, and an MBA from the Graduate School of Business, Loyola University, Chicago.

We believe that Mr. Blickenstaff is qualified to serve on our board due to his extensive experience as an operator and board member in the healthcare sector.

Jonathan B. Fassberg has served on our board since October 2021. He is vice chairman of healthcare investment banking at Oppenheimer, where he utilizes his deep experience and extensive contacts across the healthcare spectrum to enhance Oppenheimer’s presence in the sector. Previously, Mr. Fassberg founded The Trout Group, an investor relations firm in the life sciences industry, where he served as chief executive officer from 1996 to 2021. Prior to founding Trout in 1996, Mr. Fassberg was a sell-side analyst at a healthcare-focused investment bank. Before his career on Wall Street, Mr. Fassberg spent four years at DuPont Pharma in various sales and marketing positions. Mr. Fassberg holds a BS in biology and chemistry from The University of North Carolina – Chapel Hill and an MBA in finance from New York University’s Stern School of Business.

We believe Mr. Fassberg is qualified to serve on our board as a result of his decades of investor relations experience and extensive network within the healthcare investing community.

Barbara L. Weber, M.D. has served on our board since October 2021. She is president and CEO of Tango Therapeutics, a biotechnology company she co-founded as a venture partner at Third Rock Ventures (“TRV”) and launched in 2017. Tango (Nasdaq: TNGX) merged with BCTG Acquisition Corp., a special purpose acquisition corporation in August 2021. Dr. Weber is a board-certified medical oncologist with a strong academic track record in cancer genetics and more than 15 years of experience in pharmaceutical drug discovery and development, leading the early development groups for GSK and then Novartis Oncology (development candidate selection to phase III). In her role at TRV, in addition to creating Tango, she was interim chief medical officer for the first 18 months for Neon Therapeutics and led the TRV team building Relay Therapeutics from early seed stage into public launch. Dr. Weber is a member of the board of directors of Revolution Medicines and Fog Pharma. Prior to joining TRV, she was Senior Vice President and Global Head, Oncology Translational Medicine at Novartis from 2009 to 2015 and Vice President, Oncology Discovery and Translational Medicine at GlaxoSmithKline from 2005 to 2009. Prior to joining the pharmaceutical industry, Dr. Weber was a professor of medicine and genetics at the University of Pennsylvania, leading a clinical and translational research program in cancer genetics. She is an elected member of the American Association of Physicians and the American Society for Clinical Investigation, of which she served as president in 2005 and she has served on the board of directors of both the American Society of Clinical Oncology (“ASCO”) and the American Association for Cancer Research (“AACR”). Dr. Weber holds a BS in Chemistry and an M.D. from the University of Washington School of Medicine and completed her residency in internal medicine at Yale University. Dr. Weber also completed a fellowship in medical oncology at the Dana-Farber Cancer Institute.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Blickenstaff qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The Audit Committee held three meeting during 2022.

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

The following table sets forth as of December 31, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of December 31, 2022, we had 5,642,010 shares of common stock issued and outstanding consisting of 2,479,510 public shares and 3,162,500 founders shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of December 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
OPY Acquisition LLC I	3,162,500	100.0	%(2)
Jonathan B. Siegel	—	*
Daniel E. Geffken	—	*
David R. Epstein	—	*
Kim D. Blickenstaff	—	*
Jonathan B. Fassberg	—	*
Barbara L. Weber	—	*
All directors and executive officers as a group (6 individuals)	—	*	%
Holders of 5% of more of our Class A Common Stock
Spring Creek Capital LLC(3)	142,314	5.7
AOR Capital Management, LLC(4)	253,148	10.2
683 Capital Partners, L.P.(5)	231,500	9.3
Woodline Partners, L.P. (6)	200,000	8.1
Kepos Capital L.P.(7)	211,900	8.5

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o OPY Acquisition Corp. I, 85 Broad Street, New York, NY 10004.
(2)	OPY Acquisition LLC I holds all of the issued and outstanding founders shares which are a separate class from the Class A common stock sold in the IPO.
(3)	Based on a Schedule 13G filed with the SEC on March 6, 2023. The holder’s address is 4111 E. 37th Street North Wichita, KS 67220,
(4)	Based on a Schedule 13G filed with the SEC on February 15, 2023. The holder’s address is 85 Broad Street, New York, New York 10004.
(5)	Based on a Schedule 13G filed with the SEC on February 14, 2023. The holder’s address is 1700 Broadway, Suite 4200, New York, NY 10019.
(6)	Based on a Schedule 13G filed with the SEC on February 10, 2023. The holder’s address is 4 Embarcadero Center, Suite 3450, San Francisco, CA 94111.
(7)	Based on a Schedule 13G/A filed with the SEC on January 26, 2023. The holder’s address is 11 Times Square, 35th Floor, New York, New York 10036.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We entered into an Administrative Services Agreement pursuant to which we will also pay our sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of up to $240,000 (up to $10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans made to us may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On November 14, 2022 the Company borrowed $350,000.

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

We have entered into a letter agreement with our sponsor, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by October 30, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by October 30, 2023, or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We will not pay finder’s fees, reimbursements or cash payments to our sponsor, officers or directors or our or any of their respective affiliates for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of this offering or the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	payment to an affiliate of our sponsor of a total of up to $10,000 per month, for up to 24 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

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

Public Accounting Fees

During the fiscal year ended December 31, 2022 and 2021, the firm of WithumSmith+Brown, PC, has acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown PC for professional services rendered, which all commenced in 2021 and 2022, for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the fiscal year ended December 31, 2022 and 2021 totaled $117,890 and $133,385, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay WithumSmith+Brown PC for consultations concerning financial accounting and reporting standards for the fiscal year ended December 31, 2022 and 2021.

Tax Fees. We did not pay WithumSmith+Brown PC for tax planning and tax advice for the fiscal year ended December 31, 2022 and 2021.

All Other Fees. We did not pay WithumSmith+Brown PC for other services for the fiscal year ended December 31, 2022 and 2021.

Pre-Approval of Services

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULE

1. All Financial Statements.

The financial statements of OPY Acquisition Corp. I, together with the report thereon of WithumSmith+Brown, PC, an independent registered public accounting firm, are included in this Annual Report beginning on Page F-1.

2. Financial Statements Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or shown in the financial statements or note thereto.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
OPY Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of OPY Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 30, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
March 16, 2023
PCAOB ID Number 100

OPY ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$815,608	$670,998
Prepaid expenses and other assets	312,165	388,711

Total Current Assets	1,127,773	1,059,709
Other Assets
Prepaid expenses and other assets	—	300,657
Deferred tax asset	5,506	5,506
Cash and investments held in Trust Account	25,534,097	127,771,830

TOTAL ASSETS	$26,667,376	$129,137,702

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$288,837	$44,252
Franchise tax payable	168,231	34,902
Due to affiliate	—	20,000
Income taxes payable	336,733	—
Working capital loan – related party	350,000	—

Total Liabilities	1,143,801	99,154

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,479,510 shares at a redemption value of $10.27 and 12,650,000 shares at a redemption value of $ 10.10 per share as of December 31, 2022 and 2021, respectively	25,466,251	127,765,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021 (excluding 2,479,510 and 12,650,000 shares subject to possible redemption, respectively)	—	—
Common stock, $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding as of December 31, 2022 and 2021	316	316
Additional paid-in capital	384,496	1,621,335
Accumulated deficit	(327,488)	(348,103)

Total Stockholders’ Equity	57,324	1,273,548

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$26,667,376	$129,137,702

The accompanying notes are an integral part of these financial statements.

OPY ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
OPERATING EXPENSES
General and administrative	$1,244,295	$324,544
Franchise Tax	200,050	34,902

Total expenses	1,444,345	359,446
Other income:
Interest income on investments held in Trust Account and other interest	1,801,693	6,837

Total other income	1,801,693	6,837
Income (Loss) before provision for income taxes	357,348	(352,609)
Income tax expense (benefit)	336,733	(5,506)

Net income (loss)	$20,615	$(347,103)

Weighted average shares outstanding, Class A common stock	12,232,035	2,186,438

Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.07)

Weighted average shares outstanding, Common stock	3,162,500	2,814,418

Basic and diluted net income (loss) per share, Common stock	$0.00	$(0.07)

The accompanying notes are an integral part of these financial statements.

OPY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	$—	3,162,500	$316	$24,684	$(1,000)	$24,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	8,222,809	—	8,222,809
Proceeds from sale of Private Placement Warrants to the sponsor (net of offering costs)	—	—	—	—	3,304,770	—	3,304,770
Accretion for Class A Common Stock to redemption value	—	—	—	—	(9,930,928)	—	(9,930,928)
Net loss	—	—	—	—	—	(347,103)	(347,103)

Balance – December 31, 2021	—	—	3,162,500	316	1,621,335	(348,103)	1,273,548
Accretion for Class A common stock subject to redemption	—	—	—	—	(1,236,839)	—	(1,236,839)
Net income	—	—	—	—	—	20,615	20,615

Balance – December 31, 2022	—	$—	3,162,500	$316	$384,496	$(327,488)	$57,324

The accompanying notes are an integral part of these financial statements.

OPY ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$20,615	$(347,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(1,801,693)	(6,830)
Deferred tax asset	—	(5,506)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	377,203	(689,368)
Income tax payable	336,733	—
Due to Affiliates	(20,000)	(5,000)
Accounts payable and accrued expenses	244,585	43,252
Franchise Tax Payable	133,329	34,902

Net cash used in operating activities	(709,228)	(975,653)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	—	(127,765,000)
Cash withdrawn from Trust Account for tax purposes	503,838	—
Cash withdrawn from Trust Account in connection with redemption	103,535,588	—

Net cash provided by (used in) investing activities	104,039,426	(127,765,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount	—	126,500,000
Proceeds from private placement	—	3,316,000
Proceeds from working capital loan	350,000	—
Proceeds from notes payables	—	205,000
Payment of notes payables	—	(205,000)
Payment of offering costs	—	(429,349)
Redemption of common stock	(103,535,588)	—

Net cash (used in) provided by financing activities	(103,185,588)	129,386,651

Net Change in Cash	144,610	645,998
Cash – Beginning of the year	670,998	25,000

Cash – End of the year	$815,608	$670,998

The accompanying notes are an integral part of these financial statements.

OPY ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and subsequent to the IPO, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of
11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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
Following the closing of the IPO and the Over-Allotment, $127,765,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
“Debt with Conversion and other Options”. The Class A common stock is subject to ASC
480-10-S99.If
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
As approved by the Company’s stockholders at the meeting on December 20, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on December 21, 2022, which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023.

In connection with the approval of the Extension Amendment as defined, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision.
If the Company is unable to complete a Business Combination by O ctober 30, 2023
, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.
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
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder,

F-
10

the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Capital Resources
As of December 31, 2022, the Company had $815,608 in its operating bank account, $25,534,097 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connect ion therewith and working capital of $488,936, net of franchise tax payable and income tax payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 30, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. Management intends to consummate a business combination by October 30, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of December 31, 2022 and 2021.
Cash and Investments Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income on investments held in Trust Account and other interest in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common shares were charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $
2,984,349
, which consisted of
1,686,667
Private Placement Warrants valued at $
1.50
per Private Placement Warrant, or $
2,530,000
, issued to the underwriters’ in lieu of underwriting fees and $
454,349
 of other costs. These costs were charged to permanent stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
At December 31, 2022 and 2021, the Company has not experienced losses on these accounts however, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
As of December 31, 2022 and 2021, the carrying values of cash, cash in trust, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 21, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 2,479,510 and 12,650,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheets.
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
capital and accumulated deficit.
At December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(8,420,695)
Class A common stock issuance costs	(245,233)
Plus: Accretion of carrying value to redemption value	9,930,928

Class A common stock subject to possible redemption, December 31, 2021	127,765,000
Less:
Redemption of 10,170,490 common shares	(103,535,588)
Add:
Accretion of carrying value to redemption value	1,236,839

Class A common stock subject to possible redemption, December 31, 2022	$25,466,251
Net Income (Loss) per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 shares of Common Stock at $11.50 per share were issued on October 29, 2021. As of December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings (losses) per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Year Ended December 31,
	2022		2021
Basic and diluted net income (loss) per share:	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock
Numerator:
Allocation of net income (loss)	$16,380	$4,235	$(135,377)	$(211,726)
Denominator:
Weighted average shares outstanding	12,232,035	3,162,500	2,186,438	2,814,418
Basic and dilution net income (loss) per share	$0.00	$0.00	$(0.07)	$(0.07)
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
Recent Accounting Standards
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
10
% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to
3,162,500
(up to
412,500
of which are subject to forfeiture) so as to maintain the number of founder shares at
20
% of the outstanding shares of our common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to
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
Combination or

(B) subsequent
to the initial Business Combination, (x) if the last sale price of the common equals or exceeds $
12.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20
trading days within any
30-trading
day period commencing at least

days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Related Party Loans
On March 30, 2021, the Sponsor loaned the Company an aggregate of up to $75,000 to cover expenses related to the IPO pursuant to a promissory note. On March 31, 2021, the Company and the Sponsor entered into a second promissory note (collectively, the “Notes”) for $30,000 which converted the due to affiliate balance of $25,000 at December 31, 2020 related to the offering costs paid by the Sponsor on the Company’s behalf. On September 15, 2021, the Company and the Sponsor entered into a third promissory note for $100,000 to cover expenses related to the IPO. These loans are non-interest
bearing and payable on the completion of the IPO or June 30, 2022, whichever is earlier. The notes payable of $205,000 were repaid on December 14, 2021. The Notes are no longer available to the Company.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or April 30, 2023, whichever is earlier, without interest, or, at the lender’s discretion, up to

$
2.0
 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.50
per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had $
350,000
and
zero
outstanding borrowings under the Working Capital Loans, respectively.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of December 31, 2022 and December 31, 2021, $120,000 and
$20,000, respectively, have been expense
d
for period.
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
Note 7 — Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021 the Company is authorized to issue the following classes of stock:
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,479,510 and 12,650,000 shares subject to possible redemption, respectively, which are presented as temporary equity.
Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).
Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants — At December 31, 2022 and 2021, there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60
% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

NOTE 8. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$74,048
Startup Costs	261,302	—
Unrealized gains/losses	388
Total deferred tax assets	261,690	—
Valuation allowance	(256,184)	(68,542)
Deferred tax assets, net of allowance	$5,506	$5,506
The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$331,227	$—
Deferred	261,690	74,048
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(256,184)	(68,542)
Income tax expense (benefit)	$336,733	$(5,506)
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $256,184. For the year ended December 31, 2021, the change in the valuation allowance was
$
68,542.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(115.23)%	(19.43)%

Income tax provision	(94.23)%	1.57%
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Fair Value Measurements
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
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$127,771,830	—	—
Note 10 — Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and determined that, other than as disclosed in Note 1, there were no other subsequent events that would require adjustment or disclosure.

EXHIBIT INDEX

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2022)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.4	Warrant Agreement, dated October 26, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.1	Letter Agreement, dated October 26, 2021, among the Registrant and its officers, directors and initial stockholders, including OPY Acquisition LLC I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.2	Investment Management Trust Agreement, dated October 26, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.3	Registration Rights Agreement, dated October 26, 2021, among the Registrant and certain stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Registrant and OPY Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1

Exhibit No.	Description

10.5	Indemnity Agreement, dated October 26, 2021, among the Registrant and each of the officers, directors and special advisor of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.6

Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1,2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPY ACQUISITION CORP. I
Dated: March 16, 2023	BY:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chairman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan B. Siegel Jonathan B. Siegel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2023

/s/ Daniel E. Geffken Daniel E. Geffken	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2023

/s/ David R. Epstein David R. Epstein	Director	March 16, 2023

/s/ Kim D. Blickenstaff Kim D. Blickenstaff	Director	March 16, 2023

/s/ Jonathan B. Fassberg Jonathan B. Fassberg	Director	March 16, 2023

/s/ Barbara L. Weber Barbara L. Weber	Director	March 16, 2023