Form 10-Q
period 2023-03-31
Opy Acquisition Corp. I
filed 2023-05-12
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May
12
, 2023, there were 5,642,009 shares of Class A common stock, par value $0.0001 per share and 1 share of common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$53,909	$815,608
Investments in mutual funds	475,000	—
Prepaid expenses and other assets	267,516	312,165

Total Current Assets	796,425	1,127,773
Other Assets
Deferred tax asset	5,506	5,506
Cash and investments held in Trust Account	25,581,416	25,534,097

TOTAL ASSETS	$26,383,347	$26,667,376

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$380,257	$288,837
Franchise tax payable	50,000	168,231
Income taxes payable	413,067	336,733
Working capital loan – related party	350,000	350,000

Total Liabilities	1,193,324	1,143,801

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,479,510 shares at a redemption value of $10.31 and $10.27 per share as of March 31, 202 3 and December 31, 202 2 , respectively	25,555,467	25,466,251
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 202 3 and December 31, 202 2	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding as of March 31, 202 3 and December 31, 202 2 (excluding 2,479,510 shares subject to possible redemption, respectively)	—	—
Common stock, $0.0001 par value; 10,000,000 shares authorized; 3,162,500 shares issued and outstanding as of March 31, 202 3 and December 31, 202 2	316	316
Additional paid-in capital	212,756	384,496
Accumulated deficit	(578,516)	(327,488)

Total Stockholders’ (Deficit) Equity	(365,444)	57,324

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$26,383,347	$26,667,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$428,144	$253,616
Franchise tax	52,187	52,188

Total operating expenses	480,331	305,804
OTHER INCOME
Interest income – bank	5,375	—
Interest income on investments held in Trust Account	300,262	16,612

Total other income, net	305,637	16,612

LOSS BEFORE PROVISION FOR INCOME TAXES	(174,694)	(289,192)
Provision for income taxes	76,334	—

NET LOSS	$(251,028)	$(289,192)

Weighted average shares outstanding of Class A common stock	2,479,510	12,650,000

Basic and diluted net loss per share, Class A	$(0.04)	(0.02)

Weighted average shares outstanding of common stock	3,162,500	3,162,500

Basic and diluted net loss per share, common stock	$(0.04)	$(0.02)

The accompanying notes are an integral part of these
u
naudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Class A		Common stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	3,162,500	$316	$384,496	$(327,488)	$57,324
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(171,740)	—	(171,740)
Net loss	—	—	—	—	—	(251,028)	(251,028)

Balance, March 31, 2023 (Unaudited)	—	$—	3,162,500	$316	$212,756	$(578,516)	$(365,444)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Common stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548
Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (Unaudited)	—	$—	3,162,500	$316	$1,621,335	$(637,295)	$984,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(251,028)	$(289,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(300,262)	(16,612)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	44,649	52,287
Due to affiliate s	—	(20,000)
Accounts payable and accrued expenses	91,420	27,901
Franchise tax payable	(118,231)	15,098
Income taxes payable	76,334	—

Net cash used in operating activities	(457,118)	(230,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for tax purposes	170,419	—
Cash withdrawn from Trust Account in connection with redemption	82,524	—
Investment in mutual funds	(475,000)	—

Net cash used in investing activities	(222,057)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(82,524)	—

Net cash used in financing activities	(82,524)	—

NET CHANGE IN CASH	(761,699)	(230,518)
CASH, BEGINNING OF THE PERIOD	815,608	670,998

CASH, END OF THE PERIOD	$53,909	$440,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and subsequent to the IPO, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriter fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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
redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with
ASC470-20,
“Debt with Conversion and other Options”. The Class A common stock is subject to
ASC480-10-S99.
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
If the Company is unable to complete a Business Combination by October 30, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus(“COVID-19”)
as a pandemic which continues to spread throughout the United States and the world. As of the date the unaudited condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic, and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on completing the Proposed Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
Liquidity and Capital Resources
As of March 31, 2023, the Company had $53,909
in its operating bank accounts, $475,000 invested in mutual funds, and $
25,581,416 in
U.S. Treasury securities
held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $66,168, net of franchise tax payable and income tax payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update
(“ASU”)

2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 30, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. Management intends to consummate a business combination by October 30, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
filed with the SEC on March 16, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year end December 31, 2023 or for any future periods.
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
This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investments in Mut
ua
l Funds
At March 31, 2023 and December 31, 2022, the Company had $475,000 and $0 invested in mutual funds. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of the mutual fund investments are determined using available market information.
Cash and Investments Held in Trust Account
At March 31, 2023, all of the assets held in the Trust Account were held in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income o
n inve
stments held in Trust Account and other interest in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Shareholder Redemption Payment
In connection with the approval of the Extension Amendment, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision. On January 3 ,2023, a true-up payment of $82,524 for additional interest earned during the period ended December 31, 2022 was paid to the redeeming shareholders.
Offering Costs Associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common shares were charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349, which consisted of 1,686,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant, or $2,530,000, issued to the underwriters’ in lieu of underwriting fees and $454,349 of other costs. These costs were charged to permanent stockholders’ equity upon the completion of the IPO.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts however, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
As of March 31, 2023 and December 31, 2022, the carrying values of cash, cash in trust, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and due to affiliates approximate their fair values primarily due to the short-term nature of the instruments.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 20, 2020 (inception) to September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022,
2,479,510
shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$127,765,000
Less:
Redemption of 10,170,490 common shares	(103,535,588)
Add:
Accretion of carrying value to redemption value	1,236,839

Class A common stock subject to possible redemption, December 31, 2022	$25,466,251
Less:
Redemption payment	(82,524)
Add:
Accretion of carrying value to redemption value	171,740

Class A common stock subject to possible redemption, March 31, 2023	$25,555,467
Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 shares of Common Stock at $11.50 per share were issued on October 29, 2021. As of March 31, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted losses per share for the period ended
March
 31,
2023
because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Three Months Ended March 31, 2023
	Class A Common stock	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(110,320)	$(140,708)
Denominator:
Weighted average shares outstanding	2,479,510	3,162,500
Basic and dilution net loss per share	$(0.04)	$(0.04)

	For the Three Months Ended March 31, 2022
	Class A Common stock	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(234,307)	$(54,885)
Denominator:
Weighted average shares outstanding	12,650,000	3,162,500
Basic and dilution net loss per share	$(0.02)	$(0.02)
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
Recent Accounting Standards
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or April 30, 2023, whichever is earlier, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.
On April 30, 2023, the Working Capital Loans maturity date was extended to October 30, 2023 from April 30, 2023 by the Sponsor. As of March 31, 2023 and December 31, 2022, the Company had $350,000 outstanding borrowings under the Working Capital Loans, respectively.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. For the three months ended March 31, 2023 and 2022, $30,000 and $30,000, respectively, have been expensed during the period.

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
Note 7 — Stockholders’ Equity (Deficit)
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021 the Company is authorized to issue the following classes of stock:
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,479,510 shares subject to possible redemption, respectively, which are presented as temporary equity.
Common Stock
— The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,162,500 shares of common stock issued and outstanding. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).
Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
Warrants
— At March 31, 2023 and December 31, 2022, there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.
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
At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets
that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.
March 31, 2023

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	1	$25,581,416	—	—
Investment in mutual funds	1	$475,000
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the date these unaudited condensed financial statements were issued and determined that, other than below, there were no subsequent events that would require adjustment or disclosure.
On April 3, 2023, the Company received a letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last
30
consecutive business days prior to the date of the MVLS Notice, the Company’s Minimum Market Value of Listed Securities (“MVLS”) was less than $50.0 million, which does not meet the requirement for continued listing on The Nasdaq Global Market, as required by Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided the Company with
180
calendar days, or until October 2, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.
On April 10, 2023, the Sponsor agreed to exchange 3,162,499 shares of the issued and outstanding shares of undesignated common stock held by it (the “Founders Shares”) into shares of Class A common stock. On a pro forma basis, based on the closing stock price of the Class A common stock on April 7, 2023 of $10.22, this exchange will increase the MVLS by approximately $32 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50.0 million for at least 10 consecutive trading days however and the Staff must provide written confirmation to the Company to close the matter.
On April 24, 2023, the Sponsor loaned the Company $70,000 under the working capital loan program. The loan is a promissory note and is subject to the same terms as the $350,000 working capital loan that was loaned during 2022
.
On April 27, 2023, the Company received a subsequent letter from the Listing Qualifications Staff of Nasdaq informing the Company that the Staff had determined that for the period from April 11 to April 26, 2023, the Company’s market value of listed securities had been $50,000,000 or greater. Accordingly, the Company has regained compliance with the Rule and the matter was now closed.
On April 30, 2023, the Sponsor or its registered assigns or successors in interest (the “Payee”) and the Company (the “Maker”) mutually agree to extend the maturity of the Working Capital Loans dated November 14, 2022 in the original principal amount of Three Hundred-Fifty Thousand dollars ($350,000)
to the earlier of the close of its initial business combination or October 30, 2023. All other terms of the Working Capital Loans remain unchanged by the Working Capital Loans Extension.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $251,028, which primarily consists of net income from interest earned on cash and marketable securities held in the Trust Account of $300,262 and interest income from bank of $5,375, partially offset by operating expenses of $428,144, Delaware franchise taxes of $52,187 and provision for income taxes $76,334.

For the three months ended March 31, 2022, we had a net loss of $289,192, which primarily consists of operating expenses of $305,804, and accrual of Delaware franchise taxes of $52,188, offset by interest earned on cash and marketable securities held in the Trust Account of $16,612.

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

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $457,118 and $230,518, respectively.

As of March 31, 2023, the Company had $53,909 in cash, $475,000 in investment in mutual funds, $25,581,416 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $416,168, net of franchise taxes payable and income taxes payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 30, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 30, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit N.	Description

1.1	Underwriting Agreement, dated October 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Registrant and Oppenheimer & Co. Inc. as representative of the several underwriters (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2022)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 8, 2021)

4.4	Warrant Agreement, dated October 26, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.1	Letter Agreement, dated October 26, 2021, among the Registrant and its officers, directors and initial stockholders, including OPY Acquisition LLC I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.2	Investment Management Trust Agreement, dated October 26, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.3	Registration Rights Agreement, dated October 26, 2021, among the Registrant and certain stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Registrant and OPY Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.5	Indemnity Agreement, dated October 26, 2021, among the Registrant and each of the officers, directors and special advisor of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2021)

10.6	Private Placement Warrants Purchase Agreement, dated as of October 26, 2021, by and between the Company and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1,2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

OPY ACQUISITION CORP. I

Date: May 12, 2023	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)