Form 10-Q
period 2023-06-30
Opy Acquisition Corp. I
filed 2023-08-09
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
9
, 2023 there were 5,642,009 shares of Class A common stock, par value $0.0001 per share and 1 share of common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$187,741	$815,608
Investments in mutual funds	51,910	—
Prepaid expenses and other assets	151,853	312,165

Total Current Assets	391,504	1,127,773
Other Assets
Deferred tax asset	—	5,506
Cash and investments held in Trust Account	25,802,677	25,534,097

TOTAL ASSETS	$26,194,181	$26,667,376

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$495,792	$288,837
Franchise tax payable	20,000	168,231
Income taxes payable	63,469	336,733
Working capital loan – related party	670,000	350,000

Total Liabilities	1,249,261	1,143,801

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,479,510 shares at a redemption value of $10.40 and $10.27 per share as of June 30, 2023 and December 31, 2022, respectively	25,776,569	25,466,251
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,162,499 issued and outstanding as of June 30, 2023 and none issued and outstanding as of December 31, 2022 , respectively (excluding 2,479,510 shares subject to possible redemption)	316	—
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,162,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	316
Additional paid-in capital	—	384,496
Accumulated deficit	(831,965)	(327,488)

Total Stockholders’ (Deficit) Equity	(831,649)	57,324

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$26,194,181	$26,667,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION
CORP
. I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$468,603	$294,595	$896,747	$548,212
Franchise tax	50,000	50,000	102,187	102,187

Total expenses	518,603	344,595	998,934	650,399

OTHER INCOME
Interest income – bank	2,398	—	7,773	—
Interest income on investments held in Trust Account	301,261	157,056	601,523	173,668

Total other income	303,659	157,056	609,296	173,668

LOSS BEFORE PROVISION FOR INCOME TAXES	(214,944)	(187,539)	(389,638)	(476,731)
Provision for income taxes	(30,159)	(14,413)	(106,493)	(14,413)

NET LOSS	$(245,103)	$(201,952)	$(496,131)	$(491,144)

Weighted average shares outstanding of Class A common stock	5,537,751	12,650,000	4,043,190	12,650,000

Basic and diluted net loss per share, Class A common stock	$(0.04)	$(0.01)	$(0.09)	$(0.03)

Weighted average shares outstanding of common stock	69,506	3,162,500	1,598,820	3,162,500

Basic and diluted net loss per share, common stock	$(0.04)	$(0.01)	$(0.09)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE
30
, 2023

	Common stock				Additional paid-in capital	Accumulated Deficit	Total stockholders’ equity (deficit)
	Class A		Common stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	3,162,500	$316	$384,496	$(327,488)	$57,324

Accretion of Class A common stock subject to possible redemption	—	—	—	—	(171,740)	—	(171,740)
Net loss	—	—	—	—	—	(251,028)	(251,028)

Balance, March 31, 2023 (Unaudited)	—	—	3,162,500	316	212,756	(578,516)	(365,444)

Conversion of Common to Class A Shares	3,162,499	316	(3,162,499)	(316)	—	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(212,756)	(8,346)	(221,102)
Net loss	—	—	—	—	—	(245,103)	(245,103)

Balance, June 30, 2023 (Unaudited)	3,162,499	$316	1	$—	$—	$(831,965)	$(831,649)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Common stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548

Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(637,295)	984,356
Net loss	—	—	—	—	—	(201,952)	(201,952)

Balance, June 30, 2022 (Unaudited)	—	$—	3,162,500	$316	$1,621,335	$(839,247)	$782,404

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,131)	$(491,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(601,523)	(173,668)
Deferred tax asset	5,506	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	160,312	164,086
Due to affiliates	—	(20,000)
Accounts payable and accrued expenses	206,955	41,316
Franchise tax payable	(148,231)	50,283
Income taxes payable	(273,264)	14,413

Net cash used in operating activities	(1,146,376)	(414,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for tax purposes	250,419	—
Cash withdrawn from Trust Account in connection with redemption	82,524	—
Investment in mutual funds	(51,910)	—

Net cash provided by investing activities	281,033	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from working capital loan - related party	320,000	—
Redemption of common stock	(82,524)	—

Net cash provided by financing activities	237,476	—

NET CHANGE IN CASH	(627,867)	(414,714)
CASH, BEGINNING OF THE PERIOD	815,608	670,998

CASH, END OF THE PERIOD	$187,741	$256,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
Note 1 — Description of Organization and Business Operations and Liquidity
OPY Acquisition Corp. I (the “Company”) was incorporated in Delaware on
July 20, 2020
. The Company is a blank check company formed for the purpose of entering a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and subsequent to the IPO, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant to purchase a share of Class A common stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriters

fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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
Offering costs for the IPO amounted to $2,654,349, consisting of $2,200,000 underwriting fees (1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant were
issued to the underwriters in lieu of underwriting fees) and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000
,
consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting

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
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
On April 10, 2023, the Sponsor agreed to exchange 3,162,499 shares of the issued and outstanding shares of undesignated common stock held by it into shares of Class A common stock. On a pro forma basis, based on the closing stock price of the Class A common stock on April 7, 2023 of $10.22, this exchange will increase the MVLS by approximately $32 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50.0 million for at least 10 consecutive trading days however and the Staff must provide written confirmation to the Company to close the matter.
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares

(as defined in Note 5)

if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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
On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.
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

A true-up payment of $82,524 for additional interest earned during the month of December 31, 2022 was paid to the redeeming shareholders.
Liquidity and Capital Resources and Going Concern
As of June 30, 2023, the Company had $187,741 in its operating bank accounts, $51,910 invested in mutual funds, and $25,802,677 in U.S. Treasury securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital deficit of $774,287, net of franchise tax payable and income tax payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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
filed with the SEC on March 16, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year end December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments in Mutual Funds
At June 30, 2023 and December 31, 2022, the Company had $51,910 and $0 invested in mutual funds, respectively. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of the mutual fund investments are determined using available market information.
Cash and Investments Held in Trust Account
At June 30, 2023, all of the assets held in the Trust Account were held in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income on investments held in Trust Account and other interest in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Shareholder Redemption Payment
In connection with the approval of the Extension Amendment, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision. On January 3,

2023, a
true-up
payment of $82,524 for additional interest earned during
the month of December 31, 2022 was paid to the redeeming shareholders.
Offering Costs Associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common shares were charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349, which consisted of 1,686,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant, or $2,530,000, issued to the underwriters

in lieu of underwriting fees and $454,349 of other costs. These costs were charged to stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the
FDIC

coverage limit of $250,000. At
June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts; however, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
As of June 30, 2023 and December 31, 2022, the carrying values of cash, cash in trust, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and working capital loans approximate their fair values primarily due to the short-term nature of the instruments.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 20, 2020 (inception) to September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 2,479,510 shares of Class A common stock subject to possible redemption are presented as temporary equity
, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$127,765,000
Less:
Redemption of 10,170,490 common shares	(103,535,588)
Add:
Accretion of carrying value to redemption value	1,236,839

Class A common stock subject to possible redemption, December 31, 2022	25,466,251
Less:
Redemption payment	(82,524)
Add:
Accretion of carrying value to redemption value	171,740

Class A common stock subject to possible redemption, March 31, 2023	25,555,467
Add:
Accretion of carrying value to redemption value	221,102

Class A common stock subject to possible redemption, June 30, 2023	$25,776,569

Net Loss per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Common Stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 shares of Common Stock at $11.50 per share were issued on October 29, 2021. As of June 30, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted losses per share for the period ended June 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended June 30,
	2023		2022
	Class A common stock	Common stock	Class A common stock	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(242,065)	$(3,038)	$(161,562)	$(40,390)
Denominator:
Weighted average shares outstanding	5,537,751	69,506	12,650,000	3,162,500
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

	For the six months ended June 30,
	2023		2022
	Class A common stock	Common stock	Class A common stock	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(355,539)	$(140,592)	$(392,915)	$(98,229)
Denominator:
Weighted average shares outstanding	4,043,190	1,598,820	12,650,000	3,162,500
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.03)	$(0.03)
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
,
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
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to 412,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter
s
. Since the underwriters exercised the over-allotment option in full, no Founders Shares were forfeited.
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

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or April 30, 2023, whichever is earlier, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 30, 2023, the Working Capital Loans maturity date was extended to October 30, 2023 from April 30, 2023 by the Sponsor. As of June 30, 2023 and December 31, 2022, the Company had $670,000
and $350,000 outstanding borrowings under the Working Capital Loans, respectively.
On April 24, 2023, the Sponsor loaned the Company $70,000 under the working capital loan program. The loan is a promissory note and is subject to the same terms as the $350,000 working capital loan that was loaned during 2022.
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
On June 7, 2023, the Sponsor loaned the Company $225,000 under the working capital loan program. The loan is a promissory note and is subject to the same terms as the $350,000 working capital loan that was loaned during 2022.
On June 15, 2023, the Sponsor loaned the Company $25,000 under the working capital loan program. The loan is a promissory note and is subject to the same terms as the $350,000 working capital loan that was loaned during 2022.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. For the three and six months ended June 30, 2023 and 2022, amounts of
$30,000 and $60,000, respectively, have been expensed during the period.
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
Conversion of Common Shares
On April 3, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 3,162,499 of the Company’s outstanding Common Stock, par value $0.0001 per share, elected to convert each outstanding Common Stock held by it on a one-for-one
basis into Class A common stock, par value $0.0001 per share of the Company, with immediate effect. Following such conversion, as of April 3, 2023, the Company had an aggregate of 5,642,009 shares of Class A Common Stock issued and outstanding and 1 share of Common Stock issued and outstanding.
The Company recorded the transaction on its condensed balance sheet and condensed statement of stockholders’ (deficit) equity to reflect the impact of this conversion.
Note 7 — Stockholders’ (Deficit) Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021 the Company is authorized to issue the following classes of stock:
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock —
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023
,
there were 5,642,009 shares of Class A common stock issued and outstanding of which 2,479,510 shares are subject to possible redemption. As of December 31, 2022, there were 2,479,510 shares subject to possible redemption, which are presented as temporary equity.
Common Stock —
The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On April 3, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 3,162,499 of the Company’s outstanding Common Stock, par value $0.0001 per share, elected to convert each outstanding Common Stock held by it on a one-for-one
basis into Class A common stock, par value $0.0001 per share of the Company, with immediate effect. At June 30, 2023 and December 31, 2022, there were 1 and 3,162,500 shares of common stock issued and outstanding, respectively. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).
Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

Warrants —
At June 30, 2023 and December 31, 2022, there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 day prior written notice of redemption, which is referred to as the “30-day redemption period”; and

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
redemption
period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the
Initial Stockholders ?

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
At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022
,
there were no assets or liabilities measured at fair value.
June 30, 2023

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	1	$25,802,677	—	—
Investment in mutual funds	1	$51,910
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net loss of $245,103, which primarily consists of operating expenses of $468,603, Delaware franchise taxes of $50,000 and provision for income taxes $30,159, partially offset by net income from interest earned on cash and marketable securities held in the Trust Account of $301,261 and interest income from bank of $2,398.

For the six months ended June 30, 2023, we had a net loss of $496,131, which primarily consists of operating expenses of $896,747, Delaware franchise taxes of $102,187 and provision for income taxes $106,493, partially offset by net income from interest earned on cash and marketable securities held in the Trust Account of $601,523 and interest income from bank of $7,773.

For the three months ended June 30, 2022, we had a net loss of $201,952, which primarily consists of operating expenses of $294,595, accrual of Delaware franchise taxes of $50,000 and provision for income taxes of $14,413, offset by net income from interest earned on marketable securities held in the Trust Account of $157,056.

For the six months ended June 30, 2022, we had a net loss of $491,144, which primarily consists of operating expenses of $548,212, accrual of Delaware franchise taxes of $102,187 and provision for income taxes of $14,413, offset by net income from interest earned on marketable securities held in the Trust Account of $173,668.

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

For the six months ended June 30, 2023 and 2022, cash used in operating activities was $1,146,376 and $414,714, respectively.

As of June 30, 2023, the Company had $187,741 in cash, $51,910 in investment in mutual funds, $25,802,677 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital of $416,168, net of franchise taxes payable and income taxes payable. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

OPY ACQUISITION CORP. I

Date: August 9, 2023	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)