Form 10-Q
period 2023-09-30
Opy Acquisition Corp. I
filed 2023-11-08
CIK 1870778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
the Exchange Act):    Yes  ☒    No  ☐
As of November
8
, 2023 there were 5,286,332 shares of Class A Common Stock, par value $0.0001 per share and 1 share of common stock, par value $0.0001 per share issued and outstanding.

OPY ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements
OPY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$12,004	$815,608
Investments in mutual funds	52,581	—
Prepaid expenses and other assets	35,178	312,165
Prepaid income taxes	59,986	—

Total Current Assets	159,749	1,127,773
Other Assets
Deferred tax asset	—	5,506
Cash and investments held in Trust Account	25,948,932	25,534,097

TOTAL ASSETS	$26,108,681	$26,667,376

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$585,527	$288,837
Franchise tax payable	30,000	168,231
Income taxes payable	—	336,733
Working capital loan – related party	670,000	350,000

Total Liabilities	1,285,527	1,143,801

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,479,510 shares at a redemption value of $10.49 and $10.27 per share as of September 30, 2023 and December 31, 2022, respectively	26,003,933	25,466,251
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,162,499 issued and outstanding as of September 30, 2023 and none issued and outstanding as of December 31, 2022, respectively (excluding 2,479,510 shares subject to possible redemption)	316	—
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,162,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	316
Additional paid-in capital	—	384,496
Accumulated deficit	(1,181,095)	(327,488)

Total Stockholders’ (Deficit) Equity	(1,180,779)	57,324

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$26,108,681	$26,667,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITIONCORP. I
CONDENSED STATEMENTS OF OPERATIONS (
U
NAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$351,171	$217,576	$1,247,918	$765,788
Franchise tax	50,000	50,000	152,187	152,187

Total expenses	(401,171)	(267,576)	(1,400,105)	(917,975)
OTHER INCOME
Interest income – bank	2,131	—	9,904	—
Interest income on cash and investments held in Trust Account	338,255	621,047	939,778	794,715

Total other income	340,386	621,047	949,682	794,715
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(60,785)	353,471	(450,423)	(123,260)
Provision for income taxes	(60,981)	(195,049)	(167,474)	(209,462)

NET (LOSS) INCOME	$(121,766)	$158,422	$(617,897)	$(332,722)

Weighted average shares outstanding of Class A common stock	5,642,009	12,650,000	4,583,968	12,650,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.02)	$0.01	$(0.11)	$(0.02)

Weighted average shares outstanding of common stock	1	3,162,500	1,058,043	3,162,500

Basic and diluted net (loss) income per share, common stock	$(0.00)	$0.01	$(0.11)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock				Additional	Accumulated	Total
	Class A		Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Shares	Amount	Capital		(Deficit) Equity

Balance, December 31, 2022	—	$—	3,162,500	$316	$384,496	$(327,488)	$57,324
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(171,740)	—	(171,740)
Net loss	—	—	—	—	—	(251,028)	(251,028)

Balance, March 31, 2023 (Unaudited)	—	—	3,162,500	316	212,756	(578,516)	(365,444)
Conversion of Common to Class A Shares	3,162,499	316	(3,162,499)	(316)	—	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(212,756)	(8,346)	(221,102)
Net loss	—	—	—	—	—	(245,103)	(245,103)

Balance, June 30, 2023 (Unaudited)	3,162,499	316	1	—	—	(831,965)	(831,649)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(227,364)	(227,364)
Net loss	—	—	—	—	—	(121,766)	(121,766)

Balance, September 30, 2023 (Unaudited)	3,162,499	$316	1	$—	$—	$(1,181,095)	$(1,180,779)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	—	$—	3,162,500	$316	$1,621,335	$(348,103)	$1,273,548
Net loss	—	—	—	—	—	(289,192)	(289,192)

Balance, March 31, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(637,295)	984,356
Net loss	—	—	—	—	—	(201,952)	(201,952)

Balance, June 30, 2022 (Unaudited)	—	—	3,162,500	316	1,621,335	(839,247)	782,404
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(404,994)	—	(404,994)
Net income	—	—	—	—	—	158,422	158,422

Balance, September 30, 2022 (Unaudited)	—	$—	3,162,500	$316	$1,216,341	$(680,825)	$535,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617,897)	$(332,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(939,778)	(794,715)
Deferred tax asset	5,506	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	276,987	276,899
Due to affiliates	—	(20,000)
Accounts payable and accrued expenses	296,690	42,892
Franchise tax payable	(138,231)	92,875
Income taxes payable	(396,719)	209,462

Net cash used in operating activities	(1,513,442)	(525,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for tax purposes	442,419	59,312
Cash withdrawn from Trust Account in connection with redemption	82,524	—
Investment in mutual funds	(52,581)	—

Net cash provided by investing activities	472,362	59,312

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from working capital loan - related party	320,000	—
Redemption of common stock	(82,524)	—

Net cash provided by financing activities	237,476	—

NET CHANGE IN CASH	(803,604)	(465,997)
CASH, BEGINNING OF THE PERIOD	815,608	670,998

CASH, END OF THE PERIOD	$12,004	$205,001

Supplement disclosure of noncash activities:
Cash paid for income taxes:	$558,687	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

OPY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and subsequent to the IPO, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3. Each Unit consists of one share of Redeemable Class A Common Stock (the “Public Shares”) and
one-half
of one warrant to purchase a share of Redeemable Class A Common Stock at $11.50 per share (the “Public Warrants”). On November 5, 2021, the underwriters fully exercised its over-allotment option (the “Over-Allotment”) to purchase an additional 1,650,000 Units at $10.00 per Unit generating additional gross proceeds of $16,500,000 which is discussed in Note 3.
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
Offering costs for the IPO amounted to $2,654,349, consisting of $2,200,000 underwriting fees (1,466,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant were issued to the underwriters in lieu of underwriting fees) and $454,349 of other costs. Offering costs for the Over-Allotment amounted to $330,000, consisting of 220,000 Private Placement Warrants valued at $1.50 per Private Placement Warrant or $330,000 of underwriting fees.
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
redemption provisions not solely within the control of a company require Redeemable Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with
ASC470-20,
“Debt with Conversion and other Options”. The Redeemable Class A Common Stock is subject to
ASC480-10-S99.If
it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Per the terms of the Company’s initial charter, redemptions could not cause the Company’s net tangible assets to fall below $5,000,001. On October 26, 2023, the Company’s charter was amended to eliminate the restriction on the Company’s ability to provide redemption rights unless, after giving effect to such redemptions, it would have net tangible assets of at least $5,000,001 upon consummation of such business. The Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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
Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Redeemable Class A common stock sold in the IPO, without the prior consent of the Company.
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
On October 26, 2023, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the “October Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Second Extension Amendment”) to the Company’s amended and restated certificate of incorporation to which the Company can extend the date by which the Company must complete an initial business combination up to eight times on a monthly basis from October 30, 2023 to June 30, 2024. Also in connection with the October Special Meeting, the Company amended the Charter to eliminate the restriction on the Company’s ability to provide redemption rights unless, after giving effect to such redemptions, it would have net tangible assets of at least $5,000,001 upon consummation of such business combination. In connection with the approval of the Second Extension Amendment, the Company was required to give holders of its Redeemable Class A Common Stock the right to redeem their shares. Holders of an aggregate 355,677 shares of Redeemable Class A Common Stock exercised their redemption rights.
On October 27, 2023, the Sponsor deposited $31,858 in the Trust Account in connection with the extension of the business combination deadline.
On November 1, 2023, the Company made a series of payments of an aggregate of $3,728,024 to holders of redeemed shares of Class A common stock (an aggregate of $10.48 per redeemed share of Class A common stock). As a result, following the satisfaction of such redemptions, as of November 1, 2023, the Company had 5,286,332 shares of Class A common stock outstanding, of which 2,123,833 constituted Public Shares issued to the public in the Company’s IPO.
As a result of the deposits described above, such payments and accrual of interest, the balance in the Trust Account as of November 1, 2023, is approximately $22.3 million.
If the Company is unable to complete a Business Combination by June 30, 2024, he Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
On April 10, 2023, the Sponsor agreed to exchange 3,162,499 shares of the issued and outstanding shares of undesignated common stock held by it into shares of redeemable Class A common stock. On a pro forma basis, based on the closing stock price of the redeemable Class A common stock on April 7, 2023 of $10.22, this exchange will increase the MVLS by approximately $32 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50.0 million for at least 10 consecutive trading days however and the Staff must provide written confirmation to the Company to close the matter.
On April 27, 2023, the Company received a subsequent letter from the Listing Qualifications Staff of Nasdaq informing the Company that the Staff had determined that for the period from April 11 to April 26, 2023, the Company’s market value of listed securities had been $50,000,000 or greater. Accordingly, the Company has regained compliance with the Rule and the matter was now closed.
On September 12, 2023, OPY Acquisition Corp. I (the “Company”) received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 shareholders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Total Holders Rule.
On October 27, 2023, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.
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
Liquidity and Capital Resources and Going Concern
As of September 30, 2023, the Company had $12,004 in its operating bank accounts, $52,581 invested in mutual funds, and $25,948,932 in U.S. Treasury securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and working capital deficit of $1,125,778. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards
Update(“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by June 30, 2024, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 30, 2024, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. Management intends to consummate a business combination by June 30, 2024. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
filed with the SEC on March 16, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year end December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments in Mutual Funds
At September 30, 2023 and December 31, 2022, the Company had $52,581 and $0 invested in mutual funds, respectively. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of the mutual fund investments are determined using available market information.
Cash and Investments Held in Trust Account
At September 30, 2023, all of the assets held in the Trust Account were held in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income on investments held in Trust Account and other interest in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Shareholder Redemption Payment
In connection with the approval of the Extension Amendment, the Company was required to give holders of its Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Redeemable Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision. On January 3, 2023, a true-up
payment of $82,524 for additional interest earned during the month of December 31, 2022 was paid to the redeeming shareholders.
Offering Costs Associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Redeemable Class A common shares were charged against their carrying value upon the completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $2,984,349, which consisted of 1,686,667 Private Placement Warrants valued at $1.50 per Private Placement Warrant, or $2,530,000, issued to the underwriters in lieu of underwriting fees and $454,349 of other costs. These costs were charged to stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the FDIC coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts; however, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
As of September 30, 2023 and December 31, 2022, the carrying values of cash, cash in trust, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, franchise tax payable, and working capital loans approximate their fair values primarily due to the short-term nature of the instruments.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 20, 2020 (inception) to September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
ClassA Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, redeemable Class A common stock is classified as stockholders’ equity. The Company’s redeemable Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 2,479,510 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit)
equity
section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At September 30, 2023 and December 31, 2022, the Redeemable Class A Common Stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$127,765,000
Less:
Redemption of 10,170,490 common shares	(103,535,588)
Add:
Accretion of carrying value to redemption value	1,236,839

Class A common stock subject to possible redemption, December 31, 2022	25,466,251
Less:
Redemption payment	(82,524)
Add:
Accretion of carrying value to redemption value	171,740

Class A common stock subject to possible redemption, March 31, 2023	25,555,467
Add:
Accretion of carrying value to redemption value	221,102

Class A common stock subject to possible redemption, June 30, 2023	$25,776,569
Add:
Accretion of carrying value to redemption value	227,364

Class A common stock subject to possible redemption, September 30, 2023	$26,003,933

Net (Loss) Income per Common Share
The Company has two classes of shares, which are referred to as Redeemable Class A Common Stock and Common Stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 8,535,667 shares of Common Stock at $11.50 per share were issued on October 29, 2021. As of September 30, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 8,535,667 potential shares of Redeemable Class A Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted losses per share for the period ended September 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the period. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended September 30,
	2023		2022
	Class A common stock	Common stock	Class A common stock	Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(120,257)	$(1,509)	$126,738	$31,684
Denominator:
Weighted average shares outstanding	5,642,009	—	12,650,000	3,162,500
Basic and diluted net (loss) income per share	$(0.02)	$(0.00)	$0.01	$0.01

	For the Nine Months Ended September 30,
	2023		2022
	Class A common stock	Common stock	Class A common stock	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(386,779)	$(231,118)	$(266,178)	$(66,544)
Denominator:
Weighted average shares outstanding	4,583,968	1,058,043	12,650,000	3,162,500
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.02)	$(0.02)
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

Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO and the Over-Allotment on October 29, 2021 and November 5, 2021, respectively, the Company sold an aggregate of 12,650,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Redeemable Class A Common Stock and one-half a redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Redeemable Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement Warrants
Simultaneously with the closing of the IPO, on October 29, 2021 the Company consummated the issuance and sale (“Private Placement”) of 2,100,667 Private Placement Warrants in a private placement transaction at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,151,000. Upon the closing of the Over-Allotment on November 5, 2021, the Company consummated a private sale of an additional 110,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $165,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Redeemable Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.
The Sponsor and the Company’s officers and directors and other holders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Note 5 — Related Party Transactions
Founder Shares
On August 20, 2020, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. The Founder Shares will automatically convert into common shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. In connection with the increase in the size of the offering, on October 26, 2021 the Company declared a 10% stock dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 3,162,500 (up to 412,500 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of common stock upon the consummation of this offering. The Initial Stockholders agreed to forfeit up to 412,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in full, no Founders Shares were forfeited.
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

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or April 30, 2023, whichever is earlier, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 30, 2023, the Working Capital Loans maturity date was extended to October 30, 2023 from April 30, 2023 by the Sponsor. In connection with the Second Extension amendment the Working Capital loans As of September 30, 2023 and December 31, 2022, the Company had $670,000 and $350,000 outstanding borrowings under the Working Capital Loans, respectively.
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
On October 31, 2023, in connection the extension of the deadline by which the Company must complete its initial business combination on a monthly basis to as late as June 30, 20
2
4, the Sponsor or its registered assigns or successors in interest (the “Payee”) and the Company (the “Maker”) mutually agreed to extend the maturity of the Working Capital Loans dated November 14, 2022 in the original principal amount of Three Hundred-Fifty Thousand dollars ($350,000) to the earlier of (i) the close of its initial business combination, (ii) June 30, 2024, or (iii) prior to June 30, 2024 if the board of directors of the Company does not elect to make a monthly extension. All other terms of the Working Capital Loans remain unchanged by the Working Capital Loans Extension.
Support Services
The Company will pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. For the three and nine months ended September 30, 2023 and 2022, amounts of $30,000 and $90,000 respectively, have been expensed during the period.
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
Conversion of Common Shares
On April 3, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 3,162,499 of the Company’s outstanding Common Stock, par value $0.0001 per share, elected to convert each outstanding Common Stock held by it on a one-for-one
basis into Redeemable Class A Common Stock, par value $0.0001 per share of the Company, with immediate effect. Following such conversion, as of April 3, 2023, the Company had an aggregate of 5,642,009 shares of Redeemable Class A Common Stock issued and outstanding and 1 share of Common Stock issued and outstanding. The Company recorded the transaction on its condensed balance sheet and condensed statement of stockholders’ (deficit) equity to reflect the impact of this conversion.
Note 7 — Stockholders’ (Deficit) Equity
Pursuant to the Amended and Restated Certificate of Incorporation as of October 26, 2021 the Company is authorized to issue the following classes of stock:
Preferred Stock
—The
Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Redeemable Class A Common Stock
— The
Company is authorized to issue 100,000,000 shares of Redeemable Class A Common Stock with a par value of $0.0001 per share. Holders of Redeemable Class A Common Stock are entitled to one vote for each share. As of September 30, 2023, there were 5,642,009 shares of Redeemable Class A Common Stock issued and outstanding of which 2,479,510 shares are subject to possible redemption. As of December 31, 2022, there were 2,479,510 shares subject to possible redemption, which are presented as temporary equity.
Common Stock
— The
Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On April 3, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 3,162,499 of the Company’s outstanding Common Stock, par value $0.0001 per share, elected to convert each outstanding Common Stock held by it on a one-for-one
basis into Redeemable Class A Common Stock, par value $0.0001 per share of the Company, with immediate effect. At September 30, 2023 and December 31, 2022, there were 1 and 3,162,500 shares of common stock issued and outstanding, respectively. The Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the representative shares).
Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Redeemable Class A Common Stock and common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

1
4

Warrants —
 At September 30, 2023 and December 31, 2022, there were 6,325,000 Public Warrants and 3,897,334 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of Redeemable Class A Common Stock equals or exceeds $18.00.
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

1
5

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
At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022, there were no assets or liabilities measured at fair value.
September 30, 2023

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	1	$25,948,932	—	—
Investment in mutual funds	1	$52,581
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events, other than below, and as discussed in Notes 1 and 5 that would require adjustment or disclosure.
On October 26, 2023, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the “October Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Second Extension Amendment”) to the Company’s amended and restated certificate of incorporation to which the Company can extend the date by which the Company must complete an initial business combination up to eight times on a monthly basis from October 30, 2023 to June 30, 2024. Also in connection with the October Special Meeting, the Company amended the Charter to eliminate the restriction on the Company’s ability to provide redemption rights unless, after giving effect to such redemptions, it would have net tangible assets of at least $5,000,001 upon consummation of such business combination. In connection with the approval of the Second Extension Amendment, the Company was required to give holders of its Redeemable Class A Common Stock the right to redeem their shares. Holders of an aggregate 355,677 shares of Redeemable Class A Common Stock exercised their redemption rights.
On October 27, 2023, the Sponsor deposited $31,858 in the Trust Account in connection with the extension of the business combination deadline.
On November 1, 2023, the Company made a series of payments of an aggregate of $3,728,024 to holders of redeemed shares of Class A common stock (an aggregate of $10.48 per redeemed share of Class A common stock). As a result, following the satisfaction of such redemptions, as of November 1, 2023, the Company had 5,286,332 shares of Class A common stock outstanding, of which 2,123,833 constituted Public Shares issued to the public in the Company’s IPO.
As a result of the deposits described above, such payments and accrual of interest, the balance in the Trust Account as of November 1, 2023, is approximately $22.3 million.

1
6

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $121,766, which primarily consists of operating expenses of $351,171, Delaware franchise taxes of $50,000 and provision for income taxes $60,981, partially offset by net income from interest earned on cash and marketable securities held in the Trust Account of $338,255 and interest income from bank of $2,131.

For the nine months ended September 30, 2023, we had a net loss of $617,897, which primarily consists of operating expenses of $1,247,918, Delaware franchise taxes of $152,187 and provision for income taxes $167,474, partially offset by net income from interest earned on cash and marketable securities held in the Trust Account of $939,778 and interest income from bank of $9,904.

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

On December 20, 2022, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from April 29, 2023 to October 30, 2023. In connection with the approval of the Extension Amendment, the Company was required to give holders of its Redeemable Class A Common Stock the right to redeem their shares. Holders of an aggregate 10,170,490 shares of Redeemable Class A Common Stock exercised their redemption rights and did not subsequently reverse that decision.

On October 26, 2023, the Company held a Special Meeting in lieu of an Annual Meeting of Stockholders (the “October Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Second Extension Amendment”) to the Company’s amended and restated certificate of incorporation to which the Company can extend the date by which the Company must complete an initial business combination up to eight times on a monthly basis from October 30, 2023 to June 30, 2024. Also in connection with the October Special Meeting, the Company amended the Charter to eliminate the restriction on the Company’s ability to provide redemption rights unless, after giving effect to such redemptions, it would have net tangible assets of at least $5,000,001 upon consummation of such business combination. In connection with the approval of the Second Extension Amendment, the Company was required to give holders of its Redeemable Class A Common Stock the right to redeem their shares. Holders of an aggregate 355,677 shares of Redeemable Class A Common Stock exercised their redemption rights. For nine months ended September 30, 2023 and 2022, cash used in operating activities was $1,513,441 and $525,309, respectively. As of September 30, 2023, the Company had $12,004 in cash, $52,581 in investment in mutual funds, $25,948,932 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Redeemable Class A Common Stock in connection therewith and working capital deficit of $1,125,778. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by June 30, 2024, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 30, 2024, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, OPY Acquisition Corp. I (the “Company”) the Company consummated the IPO of 11,000,000 units (“Units”) with respect to the Redeemable Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000. The Company has selected December 31 as its fiscal year end.

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

OPY ACQUISITION CORP. I

Date: November 8, 2023	By:	/s/ Jonathan B. Siegel
	Name:	Jonathan B. Siegel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Daniel E. Geffken
	Name:	Daniel E. Geffken
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)